Form 10-Q
period 2008-03-31
XTRA-GOLD RESOURCES CORP
filed 2008-05-14
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ________________ to ________________

Commission File No. 333-139037

XTRA-GOLD RESOURCES CORP.

(Exact name of registrant as specified in its charter)

NEVADA	91-1956240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

360 BAY STREET – SUITE 301

TORONTO, ONTARIO – M5H 2V6 – CANADA

(Address of principal executive offices)

(416) 366-4227

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.                                                  ☐  Yes       ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐  Yes      ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at May 14, 2008
Common stock - $0.001 par value	29,818,359

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

	March 31, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS

Current
Cash and equivalents	$1,491,654	$334,265
Investment in trading securities, at fair value (cost of $2,258,987 (2007 - $2,160,741) (Note 4)	2,288,009	2,167,741
Receivables and other	58,398	54,509

Total current assets	3,838,061	2,556,515

Equipment	340,652	260,024
Deferred financing costs	20,791	23,101
Mineral properties (Note 5)	1,625,594	1,625,594

TOTAL ASSETS	$5,825,098	$4,465,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$589,510	$795,231

Total current liabilities	589,510	795,231

Convertible debentures	900,000	900,000
Asset retirement obligation	28,399	28,399
Total liabilities	1,517,909	1,723,630

Stockholders’ equity
Capital stock (Note 6)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
29,818,359 common shares (December 31, 2007 – 28,756,359 common shares)	29,818	28,756
Additional paid in capital	10,764,384	9,252,166
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(5,059,249)	(5,111,554)
Total stockholders’ equity	4,307,189	2,741,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,825,098	$4,465,234

History and organization of the Company (Note 1)
Contingency and commitments (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

EXPENSES
Amortization	$57,961	$3,782	$6,480
Exploration	7,004,706	1,191,661	655,897
General and administrative	3,235,905	243,373	353,048
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(10,324,572)	(1,438,816)	(1,015,425)

OTHER ITEMS
Foreign exchange gain (loss)	393,779	(98,065)	23,175
Interest expense	(207,033)	(18,060)	(19,266)
Realized gains (losses) on sales of trading securities	213,655	20,022	(8,557)
Net unrealized gain (loss) on trading securities	74,307	72,834	49,234
Other income	523,581	36,028	45,486
Recovery of gold	4,170,604	1,478,362	391,400
Gain (loss) on disposal of property	96,430	—	—

	5,265,323	1,491,121	481,472

Income (loss) for the period	$(5,059,249)	$52,305	$(533,953)
Basic and diluted income (loss) per common share		$0.00	$(0.02)
Basic and diluted weighted average number of common shares outstanding		29,464,359	28,088,157

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(5,059,249)	$52,305	$(533,953)
Items not affecting cash:
Amortization	57,961	3,782	6,480
Amortization of deferred financing costs	25,411	2,310	2,310
Accretion of asset retirement obligation	10,534	—	1,206
Shares issued for services	5,500	—	—
Stock-based compensation	488,006	45,320	58,667
Unrealized foreign exchange (gain) loss	(476,731)	91,850	(19,763)
Realized (gain) losses on sale of trading securities	(213,655)	(20,022)	8,557
Purchase of trading securities (Note 4)	(9,281,759)	(583,923)	(229,627)
Proceeds on sale of trading securities (Note 4)	7,758,443	464,661	486,599
Unrealized (gain) loss on trading securities	(74,307)	(72,834)	(49,234)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(50,023)	(3,889)	43,899
Increase (decrease) in accounts payable and accrued liabilities	578,818	(205,721)	147,708
Increase (decrease) in due to related party	50,000	—	—

Net cash used in operating activities	(6,247,693)	(226,161)	(77,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(7,000)	—	—
Issuance of capital stock, net of financing costs	7,208,222	1,467,960	—

Net cash provided by financing activities	8,055,020	1,467,960	—

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2008	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Continued...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(402,436)	(84,410)	(20,494)
Oil and gas property expenditures	(210,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—

Net cash provided by (used in) investing activities	(315,673)	(84,410)	(20,494)

Change in cash and cash equivalents during the period	1,491,654	1,157,389	(97,645)

Cash and cash equivalents, beginning of the period	—	334,265	279,995

Cash and cash equivalents, end of the period	$1,491,654	$1,491,654	$182,350

Supplemental disclosure with respect to cash flows (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, December 31, 2007	28,756,359	$28,756	$9,252,166	$(1,427,764)	$(5,111,554)	$2,741,604

February, 2008 – Private placement at $1.50 per unit	1,062,000	1,062	1,591,938	—	—	1,593,000

Share issuance costs	—	—	(125,040)	—	—	(125,040)

Stock-based compensation	—	—	45,320	—	—	45,320

Income for the period	—	—	—	—	52,305	52,305

Balance, March 31, 2008	29,818,359	$29,818	$10,764,384	$(1,427,764)	$(5,059,249)	$4,307,189

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

MARCH 31, 2008

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Silverwing Systems Corporation (the “Company”), a Nevada corporation, was incorporated on September 1, 1998. On June 23, 1999, the Company completed the acquisition of Advertain On-Line Canada Inc. (“Advertain Canada”), a Canadian company operating in Vancouver, British Columbia, Canada. The Company changed its name to Advertain On-Line Inc. (“Advertain”) on August 19, 1999. Advertain Canada’s business was the operation of a web site, “Advertain.com”, whose primary purpose was to distribute entertainment advertising on the Internet.

In May 2001, the Company, being unable to continue its funding of Advertain Canada’s operations, decided to abandon its interest in Advertain Canada. On June 15, 2001, the Company sold its investment in Advertain Canada back to Advertain Canada’s original shareholder. On June 18, 2001, the Company changed its name from Advertain to RetinaPharma International, Inc. (“RetinaPharma”) and became inactive.

In 2003, the Company became a resource exploration company. On October 31, 2003, the Company acquired 100% of the issued and outstanding common stock of Xtra-Gold Resources, Inc.(“XGRI”). XGRI was incorporated in Florida on October 24, 2003. On December 19, 2003, the Company changed its name from RetinaPharma to Xtra-Gold Resources Corp.

In 2004, the Company acquired 100% of the issued and outstanding capital stock of Canadiana Gold Resources Limited (“Canadiana”) and 90% of the issued and outstanding capital stock of Goldenrae Mining Company Limited (“Goldenrae”). Both companies are incorporated in Ghana and the remaining 10% of the issued and outstanding capital stock of Goldenrae is held by the Government of Ghana.

On October 20, 2005, XGRI changed its name to Xtra Energy Corp. (“Xtra Energy”).

On October 20, 2005, the Company incorporated Xtra Oil & Gas Ltd. (“XOG”) in Alberta, Canada.

On December 21, 2005, Canadiana changed its name to Xtra-Gold Exploration Limited (“XG Exploration”).

On January 13, 2006, Goldenrae changed its name to Xtra-Gold Mining Limited (“XG Mining”).

On March 2, 2006, the Company incorporated Xtra Oil & Gas (Ghana) Limited (“XOGG”) in Ghana.

2.	GOING CONCERN

The Company is in the exploration stage with respect to its resource properties and, although it earned net income of $52,305 for the three months ended March 31, 2008, it still has accumulated a deficit during the exploration stage of $5,059,249. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At March 31, 2008, the Company has working capital of $3,248,551.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

MARCH 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s SB-2 Registration Statement on Form S-1, filed May 5, 2008, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS 157 on January  1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS 161 will have a material impact on its consolidated operating results, financial position or cash flows.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

MARCH 31, 2008

4.	INVESTMENTS IN TRADING SECURITIES

At March 31, 2008, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of March 31, 2008, the fair value of trading securities was $2,288,009 (December 31, 2007 – $2,167,741).

5.	MINERAL PROPERTIES

	March 31, 2008	December 31, 2007
Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation	17,865	17,865
Total	$1,625,594	$1,625,594

Kwabeng and Pameng Projects

The Company holds two mining leases in Ghana. These mining leases grant the Company surface and mining rights to produce gold in the leased areas until July 26, 2019. All gold production will be subject to a 3% production royalty of the net smelter returns (“NSR”).

Apapam, Banso and Muoso Projects

The Company holds prospecting licenses on its Apapam, Banso and Muoso Projects in Ghana. These licenses grant the Company the right to conduct exploratory work to determine whether there are mineable reserves of gold or diamonds in the licensed areas, are for two years and are renewable. If mineable reserves of gold or diamonds are discovered, the Company will have the first option to acquire a mining lease.

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The Option Agreement has a five year term.

The consideration paid was $15,000 with additional payments of $5,000 to be paid on the anniversary date of the Option Agreement in each year during the term. Upon the commencement of gold production, an additional $200,000 is to be paid, unless proven and probable reserves are less than 2,000,000 ounces, in which case the payment shall be reduced to $100,000. Upon successful transfer of title from Adom to XG Exploration, a production royalty (the “Royalty”) of 2% of the net smelter returns shall be paid to Adom; provided, however that in the event that less than 2,000,000 ounces of proven and probable reserves are discovered, then the Royalty shall be 1%. The Royalty can be purchased by XG Exploration for $2,000,000; which will be reduced to $1,000,000 if proven and probable reserves are less than 2,000,000 ounces.

Mining lease and prospecting license commitments

The Company is committed to expend, from time to time to the Minerals Commission for an extension of an expiry date of a prospecting license (currently $15,000 for each occurrence) or a mining lease and the Environmental Protection Agency (“EPA”) (of Ghana) for processing and certificate fees with respect to EPA permits, an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the areas covered by the Company’s mining leases and prospecting licenses.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

MARCH 31, 2008

6.	CAPITAL STOCK

Private placements

In February 2008, the Company issued 1,062,000 units at $1.50 per unit for gross proceeds of $1,593,000. Each unit consisted of one common share and one share purchase warrant enabling the holder to acquire an additional common share at a price of $2.25 per share expiring one year from the earlier of the posting of our shares on an over-the-counter bulletin board service and the listing of our shares on a recognized stock exchange. The Company also issued finder’s warrants enabling the holder to acquire up to 84,960 common shares at the same terms as the unit warrants.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

At March 31, 2008, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
108,000	$ 0.70	April 21, 2009
432,000	$ 0.70	May 1, 2009
100,000	$ 0.90	August 1, 2009
270,000	$ 0.75	March 5, 2010
470,000	$ 0.75	March 12, 2010

Stock option transactions and the number of stock options outstanding are summarized as follows:

	March 31, 2008		December 31, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,480,000	$0.75	1,966,000	$0.72
Granted	—	—	740,000	0.75
Cancelled/Expired	(100,000)	0.90	(1,256,000)	0.70

Outstanding, end of period	1,380,000	$0.75	1,480,000	$0.75
Exercisable, end of period	678,660	$0.75	572,995	$0.75

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

MARCH 31, 2008

6.	CAPITAL STOCK (cont’d...)

Stock Options (cont’d...)

The aggregate intrinsic value for options vested as of March 31, 2008 is approximately $443,000 (March 31, 2007 - $355,000) and for total options outstanding is approximately $909,000 (March 31, 2007 - $917,000).

Stock-based compensation

The fair value of stock options granted during the three months ended March 31, 2008 totalled $Nil (March 31, 2007 - $189,063). During the three months ended March 31, 2008, $45,320 (March 31, 2007 - $58,667) was expensed and included in general and administrative expenses. The remaining $257,057 (March 31, 2007 - $834,055) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the three month periods ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Risk-free interest rate	-	4.52%
Expected life	-	3 years
Annualized volatility	-	55.30%
Dividend rate	-	0%

The weighted average fair value of options granted was $Nil (March 31, 2007 - $0.26).

Warrants

At March 31, 2008, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
566,000	$1.50	July 13, 2008
141,000	$1.50	July 13, 2008
151,250	$1.75	October 10, 2008
216,261	$1.75	October 30, 2008
1,146,960	$2.25	February 26, 2009

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

MARCH 31, 2008

6.	CAPITAL STOCK (cont’d...)

Warrants (cont’d...)

Warrant transactions and the number of warrants outstanding are summarized as follows:

	March 31, 2008	March 31, 2007
Balance, beginning of period	1,074,511	996,056
Issued	1,146,960	—
Exercised	—	—
Expired	—	—
Balance, end of period	2,221,471	996,056

7.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008 and 2007, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $53,400 (2007 - $64,235) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $13,334 (2007 – $Nil) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2008	2008	2007
Cash paid during the period for:
Interest	$173,250	$15,750	$15,750
Income taxes	$—	$—	$—

The significant non-cash transaction during the three months ended March 31, 2008 was the issuance of 84,960 finder’s warrants in connection with a private placement (Note 6).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

MARCH 31, 2008

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d...)

There were no significant non-cash transaction during the three months ended March 31, 2007.

9.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	March 31, 2008	December 31, 2007
Capital assets:
Canada	$15,124	$16,089
Ghana	1,951,122	1,869,529

Total capital assets	$1,966,246	$1,885,618

10.	CONTINGENCY AND COMMITMENTS

a)

During the year ended December 31, 2006, a former consultant to the Company’s Ghanaian subsidiaries brought an action for damages in the High Court of Ghana, alleging wrongful termination and claiming $172,000 was owed. The Company believed the lawsuit was without merit and vigorously defended against it. No liability has been recorded in connection with the lawsuit. On February 6, 2008, the High Court of Ghana rendered its judgment and dismissed the action and awarded costs of $2,050 (2,000 cedis) in favor the Company’s Ghanaian subsidiaries. The plaintiff did not exercise his right to appeal which expired on May 6, 2008.

b)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $4,672 (Cdn$5,000) per month for three years. In the event of termination, without cause, 18 months of fees will be payable.

c)

Effective November 1, 2006, the Company entered into a management consulting agreement with the Vice President, Ghana Operations whereby the Company will pay $1,000 per month for one year and was subsequently renewed for a further one year term on November 1, 2007.

d)	Effective July 1, 2007, the Company entered into a management consulting agreement with the Vice President, Finance whereby the Company will pay $2,818 (Cdn$3,000) per month for one year.

e)	Effective December 1, 2007, the Company entered into a management consulting agreement with the Secretary and Treasurer whereby the Company will pay $5,895 (Cdn$6,500) per month for one year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial conditions and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Xtra-Gold Resources Corp. (hereinafter in this Report referred to as “Xtra-Gold”, the “company” or the “Registrant”) a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 246.84 square kilometers (also referred to herein as “sq km”) comprised of 51.67 sq km for our Banso Project, 55.65 sq km for our Muoso Project, 33.65 sq km for our Apapam Project, 44.76 sq km for our Kwabeng Project, 40.51 sq km for our Pameng Project and 20.60 sq km for our Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in our respective mining leases, prospecting licenses and/or option agreement.

Our strategic plan is, with respect to our gold projects: (i) to define potential reserves on our exploration projects; (ii) to mine the mineralized material, where possible, to generate cash proceeds to assist funding of our exploration programs; and (iii) to acquire further interests in gold mineralized projects and oil and gas prospects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating potential to define reserves.

We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on the exploration and development of our properties and completing acquisitions in strategic areas.

Our ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. Assuming that we will be able to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project, we intend to continue to advance operations at our Kwabeng Project, recover gold for sale and acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, over the next 12 months, we will spend an aggregate of $7,700,000 comprised of $5,000,000 for mining operating, capital and administrative costs at our Kwabeng Project, $1,500,000 for exploration expenses and $1,200,000 for general and administrative expenses. However, we would not expend this amount unless we are able to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project.

We require additional capital to implement our plan of operations. We anticipate that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in the dilution in the equity ownership of investors in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or we may be forced to discontinue our current projects.

We do not expect to purchase significant ore processing and gold recovery equipment as our Wash Plant has sufficient capacity to handle our processing requirements at our Kwabeng Project. We rent our earthmoving and ancillary earthmoving equipment fleet in connection with our ongoing operations at our Kwabeng Project. We plan to increase the number of key mining personnel including technical consultants, contractors and skilled laborers during the next 12 months. Our current business strategy is that we plan to continue engaging technical personnel under contract where possible as Management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Our profit for the three months ended March 31, 2008 was $52,305 as compared to a loss of $533,953 for the three months ended March 31, 2007, an improvement of $586,258. We incurred expenses of $1,438,816 in the three months ended March 31, 2008 as compared to $1,015,425 in the three months ended March 31, 2007, an increase of $423,391. The significant increase in expenses in the three months ended March 31, 2008 can be primarily attributed to exploration costs of $1,191,661 (2007- $655,897), incurred mostly in connection with (i) operational costs and costs associated with the recovery of gold from the mineralized material at our Kwabeng Project; and (ii) exploration expenditures relating to the exploration programs at our Banso and Muoso Project, our Apapam Project and our Edum Banso Project.

Our profit for the three months ended March 31, 2008 can be attributed to (i) a decrease in general and administrative costs (2008 - $243,373; 2007 - $353,048); (ii) an increase in net cash proceeds of $1,478,362 derived from the sale of 1,708.10 fine ounces of gold recovered from the mineralized material at our Kwabeng Project as compared to $391,400 for the three months ended March 31, 2007.

Other items totaled a gain of $1,491,121 for the three months ended March 31, 2008 compared to a gain of $481,472 for the three months ended March 31, 2007. In particular, during the three months ended March 31, 2008, we recovered and sold 1,708.10 fine ounces of gold from the mineralized material at our Kwabeng Project and booked $1,478,362 as Recovery of Gold as compared to Recovery of Gold for the three months ended March 31, 2007 of 608.50 ounces for cash proceeds of $391,400. We had a foreign exchange loss of $98,065 for the three months ended March 31, 2008 as compared to a gain of $23,175 for the three months ended March 31, 2007 which can be attributed to the weakening of the US dollar.

Our portfolio of marketable securities had an unrealized gain of $72,834 for the three months ended March 31, 2008 as compared to an unrealized gain of $49,123 in 2007. Additionally, our securities portfolio realized a gain of $20,022 on the sale of trading securities during the three months ended March 31, 2008 compared to a loss in 2007 of $8,557. Other income derived from dividends fell (2008 - $36,028; 2007 - $45,486). Interest expense is largely attributable to our convertible debentures which was essentially flat (March 2008 - $18,060; 2007 - $19,266).

Our basic and diluted income per share for the three months ended March 31, 2008 was $nil compared to a loss of $0.02 per share for the three months ended March 31, 2007. The weighted average number of shares outstanding was 29,464,359 at March 31, 2008 compared to 28,088,157 for the three months ended March 31, 2007. The increase in the weighted average number of shares outstanding can be attributed to the issuance of 668,202 shares and 1,062,000 shares in connection with two Regulation S private placements completed in October 2007 and February 2008.

Liquidity and Capital Resources

Historically, our principal source of funds is our available resources of cash and cash equivalents and investments, as well as debt and equity financings. During the three months ended March 31, 2008, we received net cash proceeds of $1,478,362 derived from the sale of gold recovered from the mineralized material at our Kwabeng Project. Additionally, we completed a private placement of 1,062,000 units for net proceeds of $1,467,960 as set out elsewhere in this Report.

Unrealized Gain on Trading Securities Held for Sale

Unrealized gain on trading securities held for sale represents the change in securities as of the end of the financial reporting period. For the three months ended March 31, 2008, we recognized an unrealized gain of $72,834 on trading securities held for sale, as compared to an unrealized gain of $49,234 for the three months ended March 31, 2007. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash provided by financing activities during the three months ended March 31, 2008 was $1,467,960 (2007 - $nil).

As of March 31, 2008, we had working capital of $3,248,551, comprised of current assets of $3,838,061 less current liabilities of $589,510. Our current assets were comprised mostly of $1,491,654 in cash and cash equivalents and $2,288,009 in trading securities, which is based on our analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our trading securities are held in our investment portfolio with an established brokerage in Canada in which we primarily invest in the common shares and income trust fund units of publicly traded resource companies.

As we have received limited cash proceeds from the recovery of gold from our mineralized material since inception, we have historically relied on equity and debt financings to finance our ongoing operations. Existing working capital, and possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with our business plan, Management anticipates operating expenses and capital expenditures as follows: (i) $1,500,000 for exploration; (ii) $5,000,000 for mine operating, capital and administration costs at our Kwabeng Project; and (iii) $1,200,000 for general and administrative costs.

Absent deriving cash proceeds from the sale of gold recovered from the mineralized material at our Kwabeng Project in future financial periods or raising additional financing, we estimate that we will be able to continue operations for approximately 12 months. Until we achieve profitability, we will need to raise additional capital for our exploration programs. We intend to finance these expenses with our cash proceeds and, to the extent that our cash proceeds are not sufficient, then from further sales of our equity securities or debt securities, or from investment income. Thereafter, we may need to raise additional capital to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or existing agreements and projects which could significantly and materially restrict our business operations.

The independent auditors’ report accompanying our December 31, 2007 and December 31, 2006 consolidated financial statements contains an explanatory paragraph expressing doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Capital Raising Transactions

During the three months ended March 31, 2008 , net cash flows from financing activities were $1,467,960 (2007 - $nil). These funds were raised through the sale of common stock, net of financing costs.

In February 2008, we received gross proceeds of $1,593,000 in connection with a private equity financing whereby we sold units comprised of 1,062,000 shares of our common stock and 1,062,000 warrants at an exercise price of $2.25 per share expiring one year from the earlier of the posting of our shares on an over-the-counter bulletin board service and the listing of our shares on a recognized stock exchange. The securities were sold to 13 non U.S. persons, and the transaction was exempt from registration under the Securities Act pursuant to section 4(2) and Rule 506 thereunder and Regulation S. We paid a finder’s fee of $127,440 for introduction to the purchasers and issued 84,960 finder’s warrants enabling the holder to acquire up to 84,960 shares of our common stock on the same terms as the unit warrants.

Material Commitments

(a)	Mineral Property Commitments

Save and except for fees payable from time to time to (i) the Minerals Commission for an extension of an expiry date of a prospecting license (current consideration fee payable is $15,000) or mining lease or annual operating permits; (ii) the Environmental Protection Agency (“EPA”) in Ghana for the issuance of permits prior to the commencement of any work at a particular concession or the posting of a bond in connection with any mining operations undertaken by our company; and (iii) a legal obligation associated with our mineral properties for clean up costs when work programs are completed, we are committed to expend an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the following concessions and such other financial commitments arising out of any approved exploration programs in connection therewith:

(i)	the Kwabeng concession (Kwabeng Project);

(ii)	the Pameng concession (Pameng Project);

(iii)	the Banso and Muoso concessions (Banso and Muoso Project);

(iv)	the Apapam concession (Apapam Project); and

(v)	the Edum Banso concession (Edum Banso Project.

With respect to the Kwabeng, Pameng and Apapam Projects, upon and following the commencement of gold production, a royalty of 3% of the net smelter returns is payable quarterly to the Government of Ghana.

With respect to the Edum Banso Project:

(a)	$5,000 is payable to Adom Mining Limited (“Adom”) on the anniversary date of the Option Agreement in each year that we hold an interest in the agreement;

(b)

$200,000 is payable to Adom when the production of gold is commenced (or $100,000 in the event that less than 2 million ounces of proven and probable reserves are discovered on our project at this concession; and

(c)

an aggregate production royalty of 2% of the net smelter returns (“NSR”) from all ores, minerals and other products mined and removed from the project, except if less than 2 million ounces of proven and probable reserved are discovered in or at the Project, then the royalty shall be 1% of the NSR.

(b)	Repayment of Convertible Debentures and Accrued Interest

We are committed to repay our Convertible Debenture holders outstanding amounts of principal and interest calculated at 7% per annum on an aggregate face value of $900,000. Interest only payments are payable quarterly on the last days of September, December, March and June in each year of the term or until such time that the principal has been repaid in the full. The Convertible Debenture holders are entitled, at their option, to convert, at any time and from time to time, until payment in full of their respective Convertible Debentures, all or any part of the outstanding principal amount of the Convertible Debenture, plus the Accrued Interest, into shares (the “Conversion Shares”) of our common stock at the conversion price of $1.00 per share (the “Conversion Price”). Provided there is a registration statement then in effect covering the Conversion Shares, or the Conversion Shares may otherwise be resold pursuant to Rule 144, the outstanding principal amount of each Convertible Debenture, and all accrued but unpaid interest, shall automatically be converted into shares of our common stock, at the Conversion Price, in the event that our common stock trade for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares.

(c)	Further Material Commitments

Further material commitments are subject to new funding arrangements to be obtained or agreements not yet formalized.

Purchase of Significant Equipment

We do not expect to purchase significant ore processing and gold recovery equipment as our Wash Plant has sufficient capacity to handle our processing requirements at our Kwabeng Project. We rent our earthmoving and ancillary earthmoving equipment fleet in connection with our ongoing operations at our Kwabeng Project.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Significant Accounting Applications

The accompanying unaudited financial statements have been prepared by Xtra-Gold in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s SB-2 Registration Statement on Form S-1, filed May 5, 2008, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of FAS 157 did not have a material impact on our consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. Our company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position or cash flows.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our \financial condition, results of operations, business prospects, plans, objectives, goals, strategies, expectations, future events, capital expenditure and exploration efforts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should” “may”, “will”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports that Xtra-Gold files with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Management of the company including James Longshore, Principal Executive Officer and Principal Financial Officer and Peter Minuk, Vice-President Finance, as appropriate, in order to allow timely decisions in connection with required disclosure.

(b)	Evaluation of Disclosure Controls and Procedures

Messrs. Longshore and Minuk have evaluated the effectiveness of the design and operation of our company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, they have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files and submits under the Exchange Act is recorded, processed, summarized and reported, as and when required.

(c)	Changes in Internal Controls

During the quarter of the fiscal year covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceeding and we were not a party to any legal proceeding during the quarter ended March 31, 2008. We are currently not aware of any legal proceedings proposed to be initiated against our company, however, from time to time, we may become subject to claims and litigation that are generally associated with any business venture.

Item 1A.	RISK FACTORS

Our company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, we are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2008, we completed a private equity financing whereby we received gross proceeds of $1,593,000 whereby we sold units comprised of 1,062,000 shares of our common stock and 1,062,000 warrants at an exercise price of $2.25 per share expiring one year from the earlier of the posting of our shares on an over-the-counter bulletin board service and the listing of our shares on a recognized stock exchange. The units were sold to 13 non U.S. persons, and the transaction was exempt from registration under the Securities Act pursuant to section 4(2) and Rule 506 thereunder and Regulation S. We paid a finder’s fee of $127,440 for introduction to the purchasers and issued 84,960 finder’s warrants enabling the holder to acquire up to 84,960 shares of our common stock on the same terms as the unit warrants.

The proceeds of this transaction will be utilized to fund our planned exploration programs and for general and administrative purposes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There has been no material default, during the period covered by this Report, in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of our company or any of our significant subsidiaries exceeding 5% of our total assets and our consolidated subsidiaries.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no matter submitted to a vote of security holders during the period covered by this Report, through the solicitation of proxies or otherwise.

Item 5.	OTHER INFORMATION

On January 31, 2008, we entered into a termination agreement with our former project manager, John Douglas Mills and his management company, JD Mining Limited, whereby all parties agreed to terminate the consulting services provided by them effective March 1, 2008. As part of the termination, the Board agreed to extend the exercise period for 300,000 stock options previously granted to Mr. Mills to June 1, 2008 which, if not exercised by this date, will then be cancelled.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit No.	Description of Document

10.43	Termination agreement dated January 31, 2008 with JD Mining Ltd. and John Douglas Mills

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Vice-President, Finance

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

32.2	Section 1350 Certifications of Vice-President, Finance

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008	XTRA-GOLD RESOURCES CORP.

(Registrant)

By	/s/ James Werth Longshore
James Werth Longshore Principal Executive Officer and Principal Financial Officer