Form 10-K
period 2007-12-31
XTRA-GOLD RESOURCES CORP
filed 2008-05-23
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 33-139037

XTRA-GOLD RESOURCES CORP.

(Name of registrant as specified in its charter)

Nevada	91-1956240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Bay Street, Suite 301, Toronto, Ontario Canada	M5H 2V6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(416) 366-4227

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes    [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] Yes    [√] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes    [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $29,663,099 on June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 29,818,359 shares of common stock are issued and outstanding as of May 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should”, and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. These statements include comments regarding the establishment and estimates of mineral reserves and mineral resources, production, production commencement dates, productions costs, cash operating costs per ounce, total cash costs per ounce, grade, processing capacity, potential mine life, feasibility studies, development costs, capital and operating expenditures, exploration, the closing of certain transactions including acquisitions and offerings.

The following, in addition to the factors described elsewhere in this Report under “Risk Factors”, are among the factors that could cause actual results to differ materially from the forward-looking statements:

●	unexpected changes in business and economic conditions;

●	significant increases or decreases in gold or oil and gas prices;

●	changes in interest rates and currency exchange rates;

●	timing and amount of production;

●	unanticipated grade changes;

●	unanticipated recovery rates or production problems;

●	changes in mining, processing and overhead costs;

●	changes in metallurgy and processing technology;

●	access and availability of materials, equipment, supplies, labor and supervision, power and water;

●	determination of mineral reserves and mineral resources;

●	availability of drill rigs; changes in project parameters;

●	costs and timing of development of new mineral reserves; results of current and future exploration activities;

●	results of pending and future feasibility studies; joint venture relationships;

●	political or economic instability, either globally or in the countries in which we operate;

●	local and community impacts and issues;

●	timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; and

●	competitive factors, including competition for property acquisitions; and availability of capital at reasonable rates or at all.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect unanticipated events that may occur. These forward-looking statements speak only as of the date of this Report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

Item 1.	BUSINESS

Description of Business

We are engaged in the exploration of gold properties exclusively in the Republic of Ghana (“Ghana”), West Africa. Our interests in our projects are held, by our Ghanaian subsidiaries, through prospecting licenses and mining leases granted by the Government of Ghana for licensed or leased areas respectively located within and upon concessions in Ghana. A concession is a grant of a tract of land made by a government or other controlling authority in exchange for an agreement that the land will be used for a specific purpose.

Exploration means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced and typically includes the review of existing data, grid establishment, geological mapping, geophysical surveying, trenching and pitting to test the areas of anomalous soil samples and RC and/or diamond drilling to test targets followed by infill drilling, if successful, to define reserves. We have the following six projects all of which are in the exploration stage:

●

Kwabeng Project. Our interest in this project is held by a mining lease. In January 2007, we commenced an early stage pre-production mining process whereby a sample area of ore was processed, the results of which assisted us in determining the best way and most profitable manner in which to mine the gold to be recovered from the mineralized material at our Kwabeng Project. The foregoing process was internally referred to by our company as a “Bulk Test” . We tested 32,906.70 bank cubic meters (“BCM”) of mineralized material at our Kwabeng Project that we processed through our floating placer gold washing processing plant (the “Wash Plant” ) and recovered 608.50 ounces of gold. Following completion of the Bulk Test on March 25, 2007, our company has made modifications to our Wash Plant. We have been recovering gold from the mineralized material at our Kwabeng Project since January 19, 2007. As of April 30, 2008, the total mineralized material that has been recovered from our Kwabeng Project is 252,701.55 BCM. As of April 30, 2008, we have recovered 6,266.25 fine ounces of gold from the mineralized material at our Kwabeng Project and as of such date we have sold 6,266.25 fine ounces of gold for cash proceeds of $4,748,878.

●	Pameng Project. Our interest in this project is held by a mining lease. This project is in the exploration stage.

●	Banso Project. Our interest in this project is held by a prospecting license. This project is in the exploration stage.

●	Muoso Project. Our interest in this project is held by a prospecting license. This project is in the exploration stage.

●

Apapam Project. Our interest in this project is held by a prospecting license. This project is in the exploration stage. We have submitted an application to the Minerals Commission to convert the prospecting license to a mining lease and anticipate receiving a response to our application within the next six months. A reconnaissance trenching program was intermittently implemented from February to December 2007. See “Phase II Exploration Program - Apapam Project” for the results of this program.

●

Edum Banso Project. We have an option to acquire the interest in a prospecting license in Edum Banso. This project is in the exploration stage. An exploration work program was prepared by our Vice-President, Exploration and approved by the board of directors (the “Board”) of our company. A first phase exploration program was implemented from August 2007 to January 2008. See “Edum Banso - Phase I Exploration Program” for the results of this exploration program.

            To a much lesser extent, we also plan in the next year or two to engage in the exploration of oil and gas producing properties in Canada and Ghana through two of our wholly-owned subsidiaries, which subsidiaries currently conduct no activity.

As of the date of this Report, we have received cash proceeds of $391,414 derived from the recovery of gold during the Bulk Test, have subsequently derived cash proceeds of $4,357,477 from the recovery of gold from the mineralized material at our Kwabeng Project since April 24, 2007, have achieved losses since inception, have minimal operations, and currently rely upon the sale of our securities to fund our operations. We estimate that the initial mine operating, capital equipment purchases or improvements and administration costs to recover gold from the mineralized material at our Kwabeng Project will be approximately $5,000,000, the cost for the exploration programs at our Banso, Muoso, Apapam and Edum Banso Projects will be an aggregate of approximately $1,500,000 and our general and administrative costs will be $1,200,000 for the next 12 months. Based on approved expenditures in our corporate operating budget for the next 12 months, we anticipate spending a minimum of approximately $7,700,000, however, we would not expend this amount unless we are able to generate sufficient cash proceeds derived from the sale of the gold recovered from the mineralized material at our Kwabeng Project to cover our operating costs in Ghana. At December 31, 2007, we had working capital of approximately $1,761,284, comprised of current assets of $2,556,515 less current liabilities of $795,231. Our current assets were comprised mostly of $334,265 in cash and cash equivalents and $2,167,741 in trading securities.

Absent cash proceeds being derived from the recovery of gold from the mineralized material at our Kwabeng Project, in future financial periods, or raising additional financing to cover our operating costs in Ghana, we estimate that we will be able to continue operations for approximately 12 months.

Corporate History

Xtra-Gold Resources Corp. (the “Registrant” or the “company”) was incorporated under the laws of the State of Nevada on September 1, 1998 under the name Silverwing Systems Corporation (“Silverwing”) with an authorized capital consisting of 25,000,000 shares of common stock at a par value of $.001 per share. From the incorporation of Silverwing until March 14, 1999, we were inactive. Thereafter until June 1999, we were involved in the negotiation and closing of the acquisition of a business opportunity described below.

On June 23, 1999, we acquired all of the issued and outstanding shares of Advertain On-Line Canada, Inc. (“Advertain”) from the sole shareholder of Advertain in exchange for 1,550,000 shares of common stock (24% of our then issued and outstanding shares of common stock). At the time of the acquisition, Advertain was in the business of creating and developing computer software for an Internet web site called “Advertain.com” and maintaining and operating the said web site. The primary purpose of the web site was to collect and distribute entertaining advertising on the Internet. This transaction resulted in the formation of our being a holding company for Advertain, our then only wholly-owned subsidiary. Since our only business activities was the business activities of Advertain, the president of Advertain joined our then current management as president of our company. On August 19, 1999, we changed our name to Advertain On-Line Inc. to better describe our intended business.

From the date of the acquisition of Advertain on June 23, 1999 to December 31, 2000, our principal business activities were the continuation of the business activities of Advertain. We continued to fund the activities of Advertain through December 31, 2000. After December 31, 2000 we continued to use our best efforts to fund Advertain. Since we were unable to complete further funding, it was decided, on May 21, 2001, to abandon our interest in Advertain and enter into a plan to dispose of Advertain and reorganize our company for a future acquisition. On May 21, 2001, our then president, who was also president of Advertain, resigned since we determined to dispose of Advertain, and our former president, who was a director at the time, was appointed president. On June 15, 2001, we sold the shares we owned in Advertain back to the former sole shareholder and president of Advertain. On June 18, 2001, we consolidated our outstanding common shares on a basis of 20 for 1, adopted a new business plan to develop and operate laser eye correction (lasik surgery) clinics, and changed our name to RetinaPharma International, Inc. (“RetinaPharma”) to better describe our new intended business plan, which was ultimately never developed for lack of raising sufficient capital. No change of management occurred between May 21, 2001, when our former president rejoined our company as described above, and October 31, 2003 when we acquired our subsidiary, XGRI, as described below.

From June 18, 2001 to October 31, 2003, we were inactive except for searching for a business opportunity to acquire. During this period our principal shareholders made capital contributions as needed to pay certain debts and fund our minimal activities, which consisted of locating a business opportunity. In addition, on July 22, 2002, we consolidated our outstanding common shares on a basis of 5 for 1. In the fall of 2002, through the referral to our former president by our current president, we commenced discussions for the acquisition of XGRI, as described below.

On October 31, 2003, we acquired all of the issued and outstanding shares of Xtra-Gold Resources, Inc., a Florida corporation (“XGRI”) from the shareholders of XGRI, all of which were unaffiliated third parties, in exchange for 10,070,000 shares of common stock (approximately 80% of our then issued and outstanding shares of our common stock). This transaction resulted in a change of control of our company and the formation of our being a holding company for XGRI, our then only wholly-owned subsidiary. As a result of this change in control, the president and directors of XGRI were appointed as our new management, and management immediately prior to this acquisition resigned. Subsequently, on November 22, 2003, we executed a 5 for 1 forward stock split. On December 16, 2003, we changed our name to Xtra-Gold Resources Corp. and increased the number of shares of common stock we are authorized to issue to 250,000,000 shares effective December 19, 2003. We undertook this name change to better describe our intended business. In May 2005, 93% of the original 80% of shares of common stock issued in connection with the acquisition of XGRI were returned to us for cancellation as a condition for the acquisition of XG Mining in December 2004.

XGRI was incorporated on October 24, 2003 and its only operations prior to the share exchange was the issuance of 10,070,000 shares to its two founders in exchange for an option to develop a mining property located in Switzerland and the sale of 50,000 shares of its common stock to pay certain expenses.

On October 20, 2005, we amended the name of XGRI to Xtra Energy Corp. (“Xtra Energy”). On October 20, 2005, we incorporated our wholly-owned subsidiary, Xtra Oil & Gas Ltd. (“XOG”), an Alberta, Canada corporation, and on March 2, 2006, we incorporated our wholly-owned subsidiary, Xtra Oil & Gas (Ghana) Limited (“XOG Ghana”), an Accra, Ghana corporation for the business purpose set forth hereunder. On April 7, 1998, our wholly-owned subsidiary Xtra-Gold Exploration Limited (“XGEL”), a Ghana corporation, was formed. On June 7, 1989, our 90% owned subsidiary, Xtra-Gold Mining Limited (“XG Mining”), a Ghana corporation, was formed.

Location

Our corporate head office is located at 360 Bay Street, Suite 301, Toronto, Ontario, Canada, M5H 2V6, and our telephone number there is (416) 366-4227. We maintain technical offices at P.O. Box CT5239, Cantonments, House No. 15, Ade-Coker Road, East Legon, Accra, Ghana and at 430 Westmount Avenue, Unit F, Sudbury, Ontario, P3A 5Z8. References in this Report to “Xtra-Gold”, “company”, “we”, “us” and “our” are to Xtra-Gold Resources Corp., a Nevada corporation, and our wholly owned subsidiaries, Xtra Energy, XOG; XGEL, XOG Ghana and our 90% owned subsidiary, XG Mining.

Employees

Our company has no salaried employees. Our President devotes approximately 90% of his time to our company. Our Vice-President, Finance devotes approximately 90% of his time to our company. Our Vice-President, Exploration devotes approximately 50% of his time in consulting services to our company. We further engage the consulting services of our Vice-President, Ghana Operations for our Ghanaian subsidiaries who devotes approximately 60% of his time to our company. We also engage our Secretary and Treasurer with respect to corporate and administrative services who devotes approximately 75% of her time in consulting services to our company.

Other Pertinent Information

All information in this Report gives effect to a 5:1 forward split of our outstanding common stock on December 19, 2003. Our fiscal year end is December 31.

Item 1A.	RISK FACTORS

AN INVESTMENT IN THE SECURITIES OFFERED HEREBY IS SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK. THE FOLLOWING FACTORS ARE BELIEVED BY MANAGEMENT OF OUR COMPANY (“MANAGEMENT”) TO BE THE MATERIAL RISKS THAT SHOULD BE CAREFULLY CONSIDERED BY INVESTORS BEFORE PURCHASING OUR SHARES. SINCE COMMENCEMENT OF OUR RECOVERY OF GOLD FROM THE MINERALIZED MATERIAL AT OUR KWABENG PROJECT TO APRIL 30, 2008, WE HAVE GENERATED LIMITED CASH PROCEEDS FROM OPERATIONS, WE HAVE A HISTORY OF LOSSES AND A SUBSTANTIAL ACCUMULATED DEFICIT, AND AS WE MAY BE UNABLE TO OBTAIN PROFITABILITY IN THE FUTURE OR CONTINUE AS A GOING CONCERN; OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS RAISED DOUBT OVER OUR CONTINUED EXISTENCE AS A GOING CONCERN.

Since commencement of our recovery of gold from the mineralized material at our Kwabeng Project to the date of this Report, we have generated limited cash proceeds. Our operations to date have been financed through the issuance of equity and debt securities. We have incurred substantial operating losses, as well as negative operating cash flow, since our inception. As a result, we may in the future have working capital and stockholders’ deficits including a substantial accumulated deficit, which as of December 31, 2007 was $(5,111,554). Our operating results for future periods will include significant expenses, including exploration, recovery of gold costs and administrative expenses. We may not generate sufficient cash proceeds from our operations or be profitable in the future. In recognition of such, our independent registered public accounting firm plans to include an explanatory paragraph in their report on our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, which expresses doubt regarding our ability to continue as a going concern.

WE ARE CURRENTLY IN THE EXPLORATION STAGE WITH RESPECT TO ALL OUR PROJECTS. THE CHANCE OF EVER REACHING THE PRODUCTION STAGE AT OUR PROJECTS IS UNCERTAIN. IN THE EVENT WE SHOULD EVER REACH THE PRODUCTION STAGE AT ANY OF OUR PROJECTS AND BEGIN SUBSTANTIVE MINING OPERATIONS, WE WILL BE SUBJECT TO A NUMBER OF RISKS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO EVER GENERATE ANY SIGNIFICANT REVENUES.

All of our projects are in the exploration stage. As of April 30, 2008, we have derived cash proceeds of approximately $4,748,878 from the sale of 6,266.25 fine ounces of gold recovered from the mineralized material at the Kwabeng Project. Our exploration efforts are subject to risks which are beyond our control, including:

●

mineral exploration involves a high degree of risk and few properties which are explored are ever developed into producing mines and our exploration efforts may never result in the discovery of commercial bodies of mineralization;

●

we may experience delays in obtaining, or be unable to obtain, the necessary approvals, licenses, permits or surface land and easement rights necessary to develop our projects which could delay or prevent us from continuing our development efforts;

●	mining activities are inherently dangerous and we may not be able to obtain insurance to cover the liabilities associated with these activities;

●

illicit mining on one or more of our projects by artisanal miners could result in environmental damage and surface depletion of mineral deposits making the future mining of those deposits not economically feasible.

We may be unable to commence substantive mining operations or, if commenced, we may not ever generate any significant revenues from mining operations. In that event, we could be forced to cease operations.

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO COMMENCE PRODUCTION AT OUR KWABENG, PAMENG AND APAPAM PROJECTS AND COMPLETE THE EXPLORATION AT OUR BANSO AND MUOSO, APAPAM AND EDUM BANSO PROJECTS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

We estimate that the initial mine operating, capital and administration costs at our Kwabeng Project will be approximately $5,000,000, the cost for the exploration programs at our Banso, Muoso, Apapam and Edum Banso Projects will be an aggregate of approximately $1,500,000 and our general and administrative costs will be $1,200,000 for the next 12 months. Based on approved expenditures in our corporate operating budget for 2008, we anticipate spending a minimum of approximately $7,700,000 over the next 12 months, however, we would not expend this amount unless we are able to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project. Our future capital requirements depend on a number of factors, including our ability to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project, manage our business and control our expenses. As described elsewhere herein, at December 31, 2007, we had working capital of approximately $1,761,284, comprised of current assets of $2,556,515, mostly $334,265 in cash and cash equivalents of $2,167,741 in trading securities, less current liabilities of $795,231. Absent our being able to continue deriving cash proceeds from the sale of gold recovered from the mineralized material at our Kwabeng Project or raising additional financing, we estimate that we will be able to continue operations for approximately 12 months. We are exploring various financing alternatives for the balance of the projected costs and expenses. We cannot assure you that we will be able to obtain the necessary financing for our Projects on favorable terms or at all. Additionally, if the actual costs to commence production at our Kwabeng Project and the development of and production at our Pameng and Apapam Projects are significantly higher than we expect, we may not have sufficient funds to cover these costs and we may not be able to obtain other sources of financing. The failure to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project or to obtain all necessary financing would prevent us from achieving production at our Kwabeng, Pameng and Apapam Projects and would impede our ability to sustain operations or become profitable, and we could be forced to cease our operations.

ALL OF OUR PROJECTS ARE IN THE EXPLORATION STAGE AND MAY NOT RESULT IN THE DISCOVERY OF COMMERCIAL BODIES OF MINERALIZATION WHICH WOULD RESULT IN OUR DISCONTINUING THAT PROJECT.

All of our Projects are in the exploration stage. Mineral exploration involves a high degree of risk and few properties which are explored are developed into producing mines. The exploration efforts on our Projects may not result in the discovery of commercial bodies of mineralization which would require us to discontinue that project.

THE COMMENCEMENT OF DEVELOPMENT OF AND PRODUCTION AT OUR KWABENG, PAMENG AND APAPAM PROJECTS AND THE DEVELOPMENT OF OUR EXPLORATION PROJECTS MAY BE DELAYED DUE TO DELAYS IN RECEIVING REGULATORY PERMITS AND APPROVALS, WHICH WOULD DELAY OUR ABILITY TO COMMENCE PRODUCTION AND GENERATE REVENUES WHICH, ABSENT RAISING ADDITIONAL CAPITAL, COULD CAUSE US TO CURTAIL OR DISCONTINUE DEVELOPMENT OR OPERATIONS, IF ANY.

We may experience delays in developing and producing at our Kwabeng, Pameng and Apapam Projects and developing our other exploration Projects. The timing of development of and production at our Kwabeng, Pameng and Apapam Projects and the development of our other exploration Projects depends on many factors, some of which are beyond our control, including the:

●	timely issuance of permits; and

●

acquisition of surface land and easement rights required to develop and operate the projects, particularly if we are required to acquire surface land through expropriation in connection with our mining concessions.

These delays could increase project development costs, affect Project economic viability, or prevent us from completing the development of the project and generating revenues therefrom.

WE MAY NOT BE ABLE TO OBTAIN, RENEW OR CONTINUE TO COMPLY WITH ALL OF THE PERMITS NECESSARY TO DEVELOP AND OPERATE EACH OF OUR PROJECTS WHICH WOULD FORCE US TO DISCONTINUE DEVELOPMENT OR OPERATIONS, IF ANY, ON THAT PROJECT.

Pursuant to Ghanaian law, we must obtain various approvals, licenses or permits in connection with the development and operations, if any, of our projects in connection with environmental protection and the use of water resources. In addition to requiring permits for the development of and production at our mining concessions located at each of our Kwabeng, Pameng and Apapam Projects, we may need to obtain other permits and approvals during the life of these projects. Obtaining, renewing and continuing to comply with the necessary governmental permits and approvals can be a complex and time-consuming process. The failure to obtain or renew the necessary permits or licenses or continue to meet their requirements could delay future development, increase our costs or, in some cases, prevent us from commencing mining operations.

THE GOVERNMENT OF GHANA HAS THE RIGHT TO INCREASE ITS OWNERSHIP INTERESTS IN OUR XG MINING SUBSIDIARY FOR NO CONSIDERATION AND HAS A PREEMPTIVE RIGHT TO PURCHASE ALL GOLD AND OTHER MINERALS PRODUCED BY XG MINING. IF THE GOVERNMENT OF GHANA WERE TO EXERCISE ANY OF ITS RIGHTS, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS COULD BE ADVERSELY IMPACTED.

The Government of Ghana currently has a 10% free carried interest in XG Mining, one of our Ghanaian subsidiaries that holds two mining leases covering our Kwabeng and Pameng concessions. The Government of Ghana also has: (a) the right to acquire up to an additional 20% equity interest in XG Mining for a price to be determined by agreement or arbitration; (b) the right to acquire a special share or golden share (see “Ghanaian Law - Ghanaian Ownership and Special Rights”) in XG Mining at any time for no consideration or such consideration as the Government of Ghana and XG Mining might agree; and (c) a preemptive right to purchase all gold and other minerals produced by XG Mining. We cannot assure you that the Government of Ghana would not seek to exercise one or more of these rights which, if exercised, could have an adverse affect on our results of operations in future periods. If the Government of Ghana should exercise its right to either acquire the additional 20% equity interest in XG Mining or its right to acquire the special share or golden share, any profit we might otherwise report from XG Mining’s operations would be proportionally reduced in the same percentage as the minority interest attributable to the Government of Ghana in that subsidiary would be increased. If the Government of Ghana should exercise its right to purchase all gold and other minerals produced by XG Mining, the price it would pay may be lower than the price we could sell the gold or other minerals for in transactions with third parties and it could result in a reduction in any revenues we might otherwise report from XG Mining’s operations.

OUR ACTIVITIES ARE SUBJECT TO ENVIRONMENTAL LAWS AND REGULATIONS THAT MAY INCREASE OUR COSTS OF DOING BUSINESS AND MAY RESTRICT OUR OPERATIONS.

All of our exploration activities in Ghana are subject to regulation by governmental agencies under various environmental laws. To the extent we conduct exploration activities or undertake new mining activities in other foreign countries, we will also be subject to environmental laws and regulations in those jurisdictions. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Environmental legislation in many countries is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays and may cause material changes or delays in our intended activities. We cannot assure you that future changes in environmental regulations will not adversely affect our business, and it is possible that future changes in these laws or regulations could have a significant adverse impact on some portion of our business, causing us to re-evaluate those activities at that time.

In addition, we may be exposed to potential environmental impacts during any full scale mining operation. At such time of commencement of full scale mining, if ever, we plan to negotiate posting of a reclamation bond to quantify the reclamation costs. We anticipate that the dollar amount of reserves established for exposure to environmental liabilities is $500,000 to $2,000,000, however, we are currently unable to predict the ultimate cost of compliance or the extent of liability risks.

OUR ACTIVITIES ARE AND WILL BE SUBJECT TO COMPLEX LAWS, SIGNIFICANT GOVERNMENT REGULATIONS AND ACCOUNTING STANDARDS THAT MAY DELAY OR PREVENT OPERATIONS AT OUR PROJECTS AND CAN ADVERSELY AFFECT OUR OPERATING COSTS, THE TIMING OF OUR OPERATIONS, OUR ABILITY TO OPERATE AND OUR FINANCIAL RESULTS.

Our business, exploration activities and any future mining operations and development activities are and will be subject to extensive Ghanaian, United States, Canadian and other foreign, federal, state, provincial, territorial and local laws and regulations and also exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect our operating and future development costs, the timing of our operations, our ability to operate and our financial results. These laws and regulations governing various matters include:

●	environmental protection;

●	management of natural resources;

●	exploration, development of mines, production and post-closure reclamation;

●	export and import controls and restrictions;

●	price controls;

●	taxation;

●	labor standards and occupational health and safety, including mine safety;

●	historic and cultural preservation; and

●	general accepted accounting principles.

The costs associated with compliance with these laws and regulations may be substantial and possible future laws and regulations, or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our Projects. These laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions. In addition, our failure to comply strictly with applicable laws, regulations and local practices relating to permitting applications or reporting requirements could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, expropriation or imposition of partners could have a materially adverse effect on our operations or business.

WE DEPEND ON THE CONTINUED SERVICES OF OUR VICE-PRESIDENT, EXPLORATION, SENIOR PROJECT MANAGER, EXPLORATION, MANAGEMENT GEOLOGIST AND MINE MANAGER AND THE LOSS AND FAILURE TO REPLACE ANY OF THESE PERSONS MAY DAMAGE OUR OPERATIONS AND OUR ABILITY TO COMMENCE DEVELOPMENT OR GENERATE REVENUES IN FUTURE PERIODS.

Our future success depends upon the continued services of our geological and gold mining team, comprised of our Vice-President, Exploration, our Senior Project Manager, Exploration, our Management Geologist and our Mine Manager. The exploration and mining engineering experience of these individuals with respect to the geological and gold mining knowledge and experience that is fundamental to our business operations is unique and if we were to lose their services, we may encounter difficulty in replacing them. If we were unable to replace these persons it may lead to our having to delay, curtail or discontinue our exploration, future development or operations, if any. In this event, any trading market for our securities and your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company. We do not maintain key person insurance on any of these persons.

WE MAY EXPERIENCE DIFFICULTY IN ENGAGING THE SERVICES OF QUALIFIED PERSONNEL IN CONNECTION WITH OUR TECHNICAL OPERATIONS AT OUR KWABENG, PAMENG AND APAPAM PROJECTS.

In the event of the loss of any of our technical personnel at our Kwabeng, Pameng and Apapam Projects, we may have difficulty finding qualified replacement. We will also need to engage additional sought-after professionals to operate our Kwabeng, Pameng and Apapam Projects according to plan, including an environmental manager.

Our inability to hire and retain the services of qualified persons for these positions in a timely manner could impede the planned production at our Kwabeng, Pameng and Apapam Projects which would have a material adverse effect on our ability to conduct our business.

THE MARKETABILITY OF OUR COMMON STOCK MAY BE ADVERSELY IMPACTED AS A RESULT OF THE REGULATORY HISTORY OF ONE OF OUR EXECUTIVE OFFICERS AND DIRECTORS. IN THIS EVENT, YOUR ABILITY TO LIQUIDATE YOUR INVESTMENT IN OUR COMPANY COULD BE ADVERSELY IMPACTED AND YOU COULD LOSE SOME OR ALL OF YOUR INVESTMENT IN OUR COMPANY.

Since one of our officers and directors has a regulatory history, potential investors could decide not to purchase our securities out of concern which could impair the liquidity of our common stock. As a result, you may find it more difficult to sell your investment in our company at a time when you wish to liquidate your position, or at all.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE REDUCED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. As our stock is not listed on an exchange, we are not required to adopt these corporate governance standards. Our Board has not established Audit and Compensation Committees and we have not adopted all of the corporate governance measures which we might otherwise have been required to adopt if our securities were listed on a national securities exchange. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE PINK SHEETS AND TRADING IN THE SHARES IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE PINK SHEETS, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN LIMIT OR MAKE TRADING AND LIQUIDITY IN THE STOCK MORE DIFFICULT TO EFFECTUATE.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exemptions. Such exemptions include an equity security listed on a national securities exchange or quoted on NASDAQ and an equity security issued by an issuer that has net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three (3) years. Unless such an exemption is available, the regulations require the delivery of a disclosure document to the investor explaining the penny stock market and the risks associated therewith prior to any transaction involving a penny stock. In addition, as long as the common stock is not listed on a national securities exchange or at any time that the company has less that $2,000,000 in net tangible assets, trading in the common stock is covered by Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for non-exchange listed securities. Under that rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share. To the extent that we do not meet the exemptions under the Penny Stock Rule, there will be reduced liquidity in the market.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE.

The market price of our Common Stock may be highly volatile. Investors may not be able to resell their shares of our Common Stock following periods of volatility because of the market’s adverse reaction to volatility. Factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our quarterly operating results;

●	large purchases or sales of our Common Stock;

●	additions or departures of key personnel;

●	investor perception of our business prospects;

●	conditions or trends in other industry related companies;

●	changes in the market valuations of publicly traded companies in general and other industry-related companies; and

●	worldwide political, economic and financial conditions.

IT MAY BE DIFFICULT FOR STOCKHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST US OR OUR OFFICERS OR DIRECTORS, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TO OUR STOCKHOLDERS.

All of our directors and officers are residents of countries other than the United States and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult or impossible for investors to:

●	effect service of process on our directors or officers, or

●	enforce any United States judgment they receive against us or our officers or directors in a foreign court, or

●	enforce within the United States any judgments obtained against us or our officers or directors,

including judgments predicated upon the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether foreign courts would be competent to hear original actions brought in such foreign court against us or such persons predicated upon the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against us or our officers and directors. The foregoing risks also apply to those experts identified in this Report that are not residents of the United States.

WE CANNOT PREDICT WHETHER WE WILL SUCCESSFULLY EFFECTUATE OUR CURRENT BUSINESS PLAN. EACH PROSPECTIVE PURCHASER IS ENCOURAGED TO CAREFULLY ANALYZE THE RISKS AND MERITS OF AN INVESTMENT IN THE SHARES AND SHOULD TAKE INTO CONSIDERATION WHEN MAKING SUCH ANALYSIS, AMONG OTHERS, THE RISK FACTORS DISCUSSED ABOVE.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Real Property

We do not own any real property. All of our exploration activities are currently conducted at project sites located in Ghana. Mining leases or prospecting licenses to which we are a party, granting us the right to operate at our Kwabeng and Pameng, Apapam, Banso and Muoso and Edum Banso Projects, are described elsewhere in this Report.

Our administrative activities are currently conducted from our corporate head office, where we have leased 1,163 square feet for a 66 month term commencing on May 1, 2007. Our office is located at Suite 301, 360 Bay Street, Toronto, Ontario, Canada, M5H 2V6. We pay rent of approximately $3,397 per month in the first and second years of the lease; (ii) approximately $3,494 per month in the third and fourth years of the lease; and approximately $3,591 per month in the fifth year of the lease.

Our technical activities are currently conducted from our technical office located at House No. 15, Ade-Coker Road, East Legon, Accra, Ghana which we lease on an annual basis and pay rent of $1,000 per month.

We also maintain a technical office located at 430 Westmount Avenue, Unit F, Sudbury, Ontario, Canada, P3A 5Z8, where our VPE and his staff conduct business and pay rent of approximately $500 per month.

Map of Properties and Operations

The map, on the following page, shows the locations of our Kwabeng, Pameng, Apapam, Banso and Muoso and Edum Banso Projects all of which are described in further detail in this Report.

LOCATION OF XTRA-GOLD MINING LIMITED CONCESSIONS
REGIONAL MAP OF GHANA
XTRA GOLD EASTERN REGION CONCESSIONS
VOLTA LAKE
Bonkrom
Kwelada
Odumasua
Ekyamenturom
To Kumasi
Mpraeso
Nkwakaw
Dominase
Asunafo
Begoro
Muoso
Anyinam
MUOSO
Field Camp
Osino
KWABENG
Kwabeng
Abomoso
New Abirem
Asiakwa
Asuom
BANSO
PAMENG
Pramkese
APAPAM
Apapam
Kibi
KOFORIDUA
Kade
Suhum
EASTERN REGION
Asamase
Somanya
Akim Oda
Kraboa Coaltar
Donyum
Asamankese
Achiase
Nsawam
Amasaman
Tema Harbour
ACCRA
GULF OF GUINEA
N
W
E
S
20 Kms
LEGEND - EASTERN REGION
Capital city
Regional Capital
Major Towns
Field Camp
Accra-Kumasi Trunk Road
Paved roads
Rivers and streams
Mining Concession
Exploration Concession
7°15'
7°00'
6°45'
6°30'
6°15'
6°00'
5°45'
5°30'
5°15'
1°00'
0°45'
0°30'
0°15'
0°00'

Description of Properties

Our Banso and Muoso Project and Edum Banso concessions represent “grassroots” or “greenfields” mineral exploration projects. These exploration projects are each at an early stage of evaluation and no mineralized material or reserve estimates have been made. The present exploration activities on these concessions, including grid establishment, soil sampling, prospecting/geological mapping, pitting/trenching and geophysics, are aimed at identifying lode gold (hardrock) mineral occurrences to be further evaluated through drilling. We have completed preliminary lode gold exploration programs at our Banso and Muoso and Apapam Projects and have received their respective results as noted hereunder. We are preparing a preliminary lode gold exploration program at our Edum Banso Project. We have not yet produced any gold at our Banso and Muoso, Apapam and Edum Banso Projects and we will require substantial additional capital in order to do so.

Three concessions totaling 118.92 sq km; namely our Kwabeng Project, Pameng Project and our Apapam Project, which is located to the south of our Kwabeng and Pameng Projects, are contiguous to our Banso and Muoso Project.

Kwabeng and Pameng Projects

Access and Location

Access to our Kwabeng Project can be gained by driving northwest from the City of Accra on the Accra-Kumasi Trunk Road, which is the main paved national highway, for approximately 110 km until arrival at the road sign for “Kwabeng” where we have posted a sign reading “Xtra-Gold Mining Ltd. - Kwabeng”. Make a left hand turn on the road where a sign reads Town of Anyinam and drive southwest approximately 10 km until the Town of Kwabeng is reached where our Field Camp is located on the right side of the road approximately 50 meters from the Anyinam to Kwabeng road. Our Field Camp is located approximately 500 meters from the Town of Kwabeng. The eastern boundary of our Kwabeng Project is approximately 500 meters to the east of our Field Camp.

Access to our Pameng Project can be gained by driving northwest from the City of Accra on the Accra-Kumasi Trunk Road, which is the main paved national highway, for approximately 125 km until arrival at the village of Pameng where there is a road sign reading “Pameng”. Make a left hand turn at the Pameng sign and drive southwest approximately 2 km to reach our Pameng concession. Our Pameng concession is located approximately 15 km south-southwest from our Field Camp.

Title to Properties

We hold 30-year mining leases expiring on July 26, 2019 on our Kwabeng and Pameng mining concessions (see “Mining Leases - Kwabeng and Pameng Projects”) and a prospecting license for our Apapam Project (see “The Apapam Project”).

Historical Work

These three Projects have had very little exploration for lode source gold deposits; however, there has been detailed exploration for placer gold deposits. The Kwabeng, Pameng and Apapam Projects contain approximately 12,583,000 BCM with an average grade of 0.568 grams/BCM. In addition to the mineralized material, there is potential to define reserves with further exploration.

The placer gold deposit currently located at our Kwabeng concession was mined by the former owner in the early 1990’s for 15 months and produced approximately 16,800 ounces of gold before operations were ceased due to mining difficulties as noted hereunder. The placer gold is contained in a gravel deposit distributed across the floor of the river valleys west of the Atewa Range which can easily be excavated.

Field Camp at Kwabeng Project

In addition to the two mining leases, XG Mining owns the Wash Plant and a functional living compound for mining personnel (the “Field Camp”) which is also comprised of offices and facilities for stores, engineering and exploration activities. The Wash Plant and the Field Camp are located on the property included in our Kwabeng concession, close to the town of Kwabeng.

We have engaged experienced mining personnel with respect to our recovery of gold effort at our Kwabeng Project. We currently have approximately 100 personnel working at the Kwabeng Field Camp and our administrative office in Accra, Ghana. We have further engaged a Mine Manager who supervises all personnel at our Plant, Field Camp and gold recovery room (“Gold Room”) and a Management Geologist who supervises the exploration and planning of daily recovery of gold activities of our personnel.

Former Ownership

In early 1990’s, the former mining lessee invested approximately $24,000,000 to open and operate a mine at the Kwabeng concession. The mining operation lasted for 15 months and 16,800 ounces of gold was produced before the mine was shut down.

The preceding mining effort failed as the former operator was unable to achieve anticipated throughput due to the design and construction deficiencies of the processing plant. Significant operational costs to sustain high throughputs, a poor gold price, lack of funds to continue mining operations and the lack of available qualified placer gold consultants, engineers and operators which led to the engagement of expensive foreign personnel also contributed to the failure of the previous mining effort.

We are able to address the foregoing past failings of the former operator as we have: (i) redesigned our Wash Plant to accommodate a higher capacity of throughput; (ii) engaged experienced Ghanaian engineers, geological consultants and accounting personnel; (iii) cash available to sustain our current recovery of gold effort for approximately 12 months; and (iv) a plan to derive cash proceeds from our current recovery of gold effort in order to meet operational costs through the course of advancing our plan. Also, the current gold price (approximately $900 per ounce) is significantly greater compared to the gold price during the previous mining effort (approximately $300 per ounce). On the basis of our planned annual recovery of gold of approximately 360,000 BCM, we anticipate that our plan could continue for a minimum of 20 years, however, this will depend upon numerous factors including the grade and commercial recoverability of the mineralized material and the selling gold price at the relevant time.

Floating Gold Ore Washing and Processing Plant

The Wash Plant was custom manufactured for the placer gold ores located on the Kwabeng and Pameng concessions by IHC of the Netherlands and shipped to Ghana in disassembled modules in the early 1990’s while the Kwabeng mining lease was held by the former owner, Goldenrae Mining Company Limited. The Wash Plant is made up of two major functional components: (i) a series of modular pontoons which are assembled on-site to make up the floating barge portion of the Wash Plant; and (ii) the gold ore processing and recovery equipment, power generation equipment are installed, which is comprised of vibrating grizzly feeder, scrubber, vibrating screen, a three stage IHC radial jig gold recovery unit and provisions for the disposal of the barren processed gravels back into the mining pit. The rated recovery of gold capacity of the Wash Plant is approximately 150 cubic meters of ore gravels per hour and we anticipate that it will be operated continuously by the staff to be hired at the commencement of full scale production at our Kwabeng concession. The Wash Plant is currently being operated on a one 10 hour shift per day for six days of the week. The Wash Plant, and our Field Camp thereto, is currently operated by generators since the area of our concession is not yet connected to any electrical power generation facility. In light of the current government imposed power shedding (outages), our company has decided to postpone connection of the Field Camp to the national power grid and will continue to rely on its own generator systems. Currently, a new vibrating screen deck and water supply pump have been installed and the Wash Plant is fully operational.

Bulk Test

We completed the Bulk Test at our Kwabeng Project on March 25, 2007. During the Bulk Test, we collected, processed, analyzed and sold the gold recovered from the Bulk Test. We obtained the necessary approvals and permits from the Ghanaian government authorities prior to commencing the Bulk Test.

Mining Leases – Kwabeng and Pameng Projects

Our subsidiary, XG Mining, which is owned by us as to a 90% interest, entered into two individual mining leases on July 26, 1989 with The Government of the Republic of Ghana (the “Government of Ghana”), who holds a 10% interest in XG Mining, covering an area of 44.76 sq km with respect to the Kwabeng concession and 40.51 sq km with respect to the Pameng concession (collectively, the “Lease Area”), located in the East Akim District of the Eastern Region of the Republic of Ghana. These mining leases have a 30 year term expiring on July 26, 2019. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the lease area (including processing, storing and transportation of ore and materials). With respect to each mining lease, we are: (i) required to pay applicable taxes and annual rental fees of Cedis 15,500 (based on Cedis 500 per sq km) (USD$1.75) to the Government of Ghana; and (ii) committed to pay a royalty in each quarter through the Commissioner of Internal Revenue based on the production for that quarter within 30 days from the quarter end as well as a royalty on all timber felled in accordance with existing legislation. Under the terms and conditions of each mining lease, we are required to furnish (i) a report in each quarter not later than 30 days after the quarter end to the Government Authorities in connection with quantities of gold won in that quarter, quantities sold, revenue received and royalties payable; (ii) a report half-yearly not later than 60 days after the financial year end to the Government Authorities summarizing the results of operations during the half year and records containing a description for the proposed operations for the following year with an estimate of the production and revenue to be obtained; (iii) a report not later than three months after the expiration or termination of the mining lease, to the Government Authorities, giving an account of the geology of the lease area including the stratigraphic and structural conditions and a geological map on scale prescribed in the Mining Regulations; (iv) a report to the Government Authorities of any proposed alteration to its regulations and a report of the particulars of any proposed transfer of any share of its capital stock representing 1% of more of the total number of issued and outstanding shares; (v) a report to the Government Authorities on the particulars of any fresh share issuance or borrowings in excess of an amount equal to the stated capital of XG Mining; and (vi) having regard to items (iv) and (v), these reports shall be submitted not less than 60 days in advance of the proposed alteration, transfer, issue or borrowing; (vii) a copy of each of its annual financial reports including a balance sheet, profit and loss account and notes thereto certified by a recognized accountant not later than 180 days after the financial year end; and (viii) such other reports and information in connection with our operations to Government Authorities as be reasonably required. We are entitled to surrender all or any part of our interest in the lease area upon providing proper notice to the Government of Ghana. We have the right to terminate our interest in each mining lease if the subject mine can no longer be economically worked, by giving not less than nine months’ notice to the Government Authorities, without prejudice to any obligation or liability incurred prior to such termination. The Government of Ghana has the right to terminate our interest in the mining lease if (i) we fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of mining lease (however, we have three months to remedy from the notice of such event); (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government Authorities.

The mining leases further provide that XG Mining shall report forthwith to the Minister, the Chief Inspector of Mines, the Director of Geological Survey and the Chief Executive of the Minerals Commission in the event it discovers any other minerals in the lease area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements between made between XG Mining and the relevant government authorities.

Sale of Gold

As of April 30, 2008, we have sold an aggregate of 6,266.25 ounces of gold recovered from the mineralized material at our Kwabeng Project. We do not have an exclusive agreement with any company or entity to buy the gold that we recover.

Ancillary Operations

Kwabeng Field Camp

Our company already possesses a fully operational and well maintained Field Camp comprised of office, administration accommodation and workshop facilities located on the Kwabeng concession and is accessible by paved road located approximately 2 hours drive from the capital city of Accra. Our Field Camp is the base of operations for our Kwabeng, Pameng and Apapam Projects. The Field Camp is within cell phone coverage and can be supplied with electricity from the national grid, which lines run along the road accessing the Field Camp. We anticipate that all of our senior staff will be accommodated in the Field Camp with the junior staff finding accommodation in the surrounding towns and villages.

Fuel and Spare Parts Supply

We plan to deliver fuel from Accra by tanker and plan to discharge the fuel into and store the fuel in the fuel tank facility located within the Field Camp. We plan to purchase spare parts for all of our equipment either locally or from suppliers overseas and store such parts in the secure spare parts warehouse located at the Field Camp.

Departmental Workspace

We anticipate, for the most part, hiring our company’s engineering staff locally due to the abundance of highly skilled mining professionals in Ghana. There is adequate office space at the Field Camp for our anticipated mine planning and engineering, geology, surveying, environmental, processing, equipment maintenance and other departments.

Equipment Maintenance

Depending upon whether we elect to own and operate our own earthmoving equipment fleet or not, then the maintenance of that fleet will be carried out in the workshops located within the Field Camp. At the time when we make our decision to own and operate an earth moving equipment fleet, we plan for some re-tooling and re-equipping of our workshops to suit the equipment that we anticipate being utilized for our mining operations. If our company decides to make use of a mining contractor to carry out the earth moving at our Kwabeng, Pameng and Apapam Projects, then we anticipate leasing the workshops to the contractor as part of the contract.

Capital Expenditures

To commence full scale production at the Kwabeng, Pameng and Apapam Projects, with a view to generating revenues, we anticipate capital requirements of approximately a maximum of $6,000,000 as set out below:

Mining Equipment (1)	$3,000,000
Service Equipment	$900,000
Wash Plant	$900,000
Site Administration	$100,000
Environmental and Permitting	$75,000
Working Capital	$1,000,000
TOTAL CAPITAL EXPENDITURES	$5,975,000

(1)

This capital cost contemplates the purchase of mining equipment, which includes bull dozers, excavators, dump trucks, a front end loader and motor grader, and will be reduced by $3,000,000 in the event that we decide to lease such equipment through third parties.

XG Mining has commenced rehabilitating the Field Camp which includes installation of a communication system for Internet access, electronic mail, telephone and facsimile service and minor construction repairs.

Since completion of our Bulk Test, we commenced the recovery of gold from the mineralized material at our Kwabeng Project on April 24, 2007.

Banso and Muoso Projects

Our Banso and Muoso Projects consist of two concessions totaling 107.32 sq km. We hold one prospecting license, as more particularly described hereunder, for the Banso and Muoso concessions which is situated in the Eastern Region of Ghana approximately 80 kilometers north of Accra. These concessions lie in the Kibi-Winneba Gold Belt on the western flanks of the prominent Atewa Range, which is underlain by Birimian greenstone, phyllites, meta-tuffs, epi-diorite, meta-greywacke and chert. The valleys, over which the concessions are located, are underlain by thick sequences of Birimian metasediments. The north-western end of the Atewa Range is the type-locality for the Birimian metasediments and metavolcanics.

This area is one of the oldest placer gold mining areas of Ghana, dating back many centuries. Historical exploration and mining has mainly focused on placer gold. Prior to our acquisition of the Banso and Muoso concessions, to the best of our knowledge and based on mining records in Ghana, there has never been a detailed documented bedrock exploration program conducted on these concessions.

Our Banso and Muoso Project represents a “grassroots” or “greenfields” mineral exploration project. This Project is at an early stage of evaluation and no mineralized material or reserve estimates have been made. The present exploration activities on these concessions, including grid establishment, soil sampling, prospecting/geological mapping, pitting/trenching and geophysics, are aimed at identifying lode gold (hardrock) mineral occurrences to be further evaluated through drilling. We have completed preliminary lode gold exploration programs at our Banso and Muoso Project and have received the respective results as noted hereunder.

Access and Location

Muoso Concession

Access to the Muoso Concession is gained by driving northwest approximately 80 km from Accra on the paved Accra-Kumasi Trunk Road. This highway passes through the easternmost portion of the Muoso concession and shares a common boundary with the Kwabeng Concession. From the town of Osino, one would drive northwest approximately 5 km to the town of Anyinam, from which an all weather direct road heads south through the centre of the Muoso Concession and onto the Banso Concession, approximately 15 km south of the Accra-Kumasi Trunk Road. The town of Muoso is approximately 10 km from Anyinam. A number of dirt roads, trails and footpaths offer additional access to this concession. Our Project is located approximately 10 km south-southeast from our Field Camp.

Banso Concession

Access to the Banso Concession is gained by driving northwest approximately 136 km from Accra on the paved Accra-Kumasi Trunk Road. Our Project is located approximately 11 km south-southwest from our Field Camp.

Banso and Muoso Prospecting License

Our wholly-owned subsidiary, XGEL entered into a prospecting license with the Government of the Republic of Ghana (the “Government of Ghana”) on September 24, 2001 covering a licensed area of 107.32 sq km (the “Banso and Muoso Licensed Area”). The current term of the prospecting license has been renewed and expires on May 29, 2008. In March 2007, as part of our application for a further renewal of the prospecting license, we submitted the required terminal report in support of our application and will provide any additional documentation upon request which may include (i) a detailed financial report; (ii) a site plan indicating the areas to be retained and those to be shed off; (iii) evidence of annual ground rent payments; and (iv) an environmental permit from the EPA. Under the prospecting license, we have been granted the right and license by the Government of Ghana to conduct geological and geophysical investigations in the licensed area to determine adequate quantity of geologically proven and mineable reserve of gold and diamonds (directly or through agents, contractors or sub-contractors). The terms and conditions of the prospecting license include, among other things, our requirement to (i) conduct a preliminary pitting program (Phase I); (ii) conduct a reserve definition program (Phase II); and (iii) prepare an engineering/feasibility report (Phase III); (iv) provide an annual report in prescribed form within 60 days after each calendar year to various mining regulatory bodies and government authorities (collectively, the “Authorities”). We have the right to (i) assign or mortgage our interest in the prospecting license, subject to obtaining the consent of the Government of Ghana who may impose certain conditions in connection therewith; (ii) surrender our interest in the prospecting license; and (iii) renew the term of the prospecting license for a period of two years or such other renewal period may be granted in accordance with applicable mining laws of Ghana. The Government of Ghana has the right to terminate the prospecting license in the event we (i) fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of the prospecting license; (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government of Ghana. In any of the foregoing events, we have 21 days in which to remedy any of these occurrences. If upon expiration of prospecting license, we have fulfilled our obligations and have established to the Government of Ghana that development of a mine from ore reserves established within the licensed area is economical and financially feasible, the Government of Ghana shall grant us with first option to (i) acquire a lease for purposes of mining in the licensed area of the Banso and Muoso Project; and ii) participate in a mining project in the licensed area, subject to negotiation with the Government of Ghana of satisfactory terms for such license and participation.

Regional Exploration Program

On July 4, 2004, we commenced the first exploration stage on these concessions with fieldwork ending on August 23, 2004. We contracted with CME to conduct the exploration program. Fieldwork included stream sediment sampling, line cutting, GPS surveying of the grid and soil sampling. Acquisition and interpretation of airborne geophysical data and satellite imagery was also undertaken.

Results

Results from the first phase of exploration evidenced a bedrock gold source within both the Banso and Muoso concessions. Silt sampling indicated significant gold values, with soil sampling showing several significant anomalous zones. The gold-in-soil anomalies appear to correlate with an interpreted contact between the Birimian volcanoclastics and metasediments.

Further Exploration Work

On April 27, 2005, we further contracted with CME to conduct a second stage exploration program at our Banso and Muoso Project located at the Banso and Muoso concessions. The work program included detailed grid establishment and soil sampling, ground magnetometer surveying, updating the geodatabase and recommendations for future work. The purpose of this program was to determine areas of gold mineralization at the Banso and Muoso concessions that can be followed up with induced polarization surveys, trenching and diamond drilling.

Fieldwork included the following:

Grid Establishment

Grid placement was based on the results from the 2004 regional work program . Four grids were established in the areas of primary interest, one on the Muoso concession and three on the Banso concession. The grids on the latter concession are referred to as Area 1, Area 2 and Area 3.

Soil Sampling

Soil sampling was undertaken along all grid lines established during this work program. From the 6,961 established stations, 177 locations were not sampled due to possible contamination from villages, streams and/or swamps.

A total of 6,516 samples were submitted for gold and 6,066 samples for arsenic analyses. A breakdown of the gold results per property area includes:

●	Muoso Grid	3,318

●	Banso Area 1 Grid	1,560

●	Banso Area 2 Grid	696

●	Banso Area 3 Grid	942

Results, Interpretation and Conclusions

Soil sample geochemistry has been completed over selected portions of the anomalous zones indicated by the 2004 regional sampling program. Work during the 2005 program suggests the presence of a bedrock source within both the Muoso and Banso concessions.

Values greater than the threshold value (mean + 2 standard deviations) of 0.063 ppm gold are considered to be anomalous. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). On the Muoso concession 284 samples (9%) out of the 3,318 samples submitted for gold analyses yielded values greater than the threshold value; while at Banso 152 samples (5%) out of the 3,198 samples submitted for gold analyses yielded values greater than the 0.063 ppm Au threshold value.

At the southwest boundary of the concession several gold-in-soil anomalies appear, the largest of which measures 350 meters in length and up to 300 meters in width. Immediately below this is an easterly trending anomaly with a strike length of approximately 300 meters and a width of approximately 75 meters.

At Muoso the most significant gold-in-soil anomalies occur along the inferred location of the northeast-southwest trending dolerite dyke. Secondary anomalies occur to the east of this dyke and are oriented sub-parallel to the strike of the dyke. These may represent possible structural events (shears/faults) lying along geological contacts (planes of weakness). In the southwest portion of the grid, a possible north-south to northwest-southeast trending gold anomaly is coincident with inferred faulting in similar directions. In the southwestern area of the Muoso grid, two of the arsenic anomalies flank the sides of the north-south trending gold anomaly.

At Banso, each of the three grids outlined two gold-in-soil anomalies. The Area I anomalies trend northwest-southeast and occur at the junction of cross cutting structures. Within Area 2 and 3, linear gold anomalies trend northeast-southwest, parallel to the regional geological trend. The western most gold anomaly in Area 3 flanks the margins of a strong magnetic high (possible intrusive). Arsenic anomalies at Banso typically occur on hill/ridge tops with the gold anomalies flanking the sides of the arsenic anomalies.

The soil sampling program at Banso was successful in locating a number of gold-in-soil anomalies (> 0.063 ppm Au), the most significant of these is located about 400 meters NE of Abesim Township (i.e. Area 3). This anomalous zone has an average width of about 50 meters and a length of about 500 meters and follows the northeasterly regional geological trend.

Recommendations

The following staged exploration program was recommended to further advance the geological knowledge of the concessions:

●

An estimated 200 kilometers of grid to be cut at Muoso and Banso. This will include the extension of selected existing lines and the establishment of new ones. In addition, soil sampling, geochemical analysis, GPS and ground magnetometer surveys should be conducted on the newly established grid lines.

●	A grid should be established within the eastern areas of the Muoso concession, and soil samples collected, to follow up on anomalous silt samples taken in the previous sample program.

●

At Banso, a grid should be cut within the northern portion to cover those areas that returned anomalous silt samples. Additional soil sampling is proposed to confirm and further define the anomalous area.

●	Auger sampling to depths of 2.5 meters should be conducted on both concessions testing sites that returned greater than 0.1 ppm gold in soils.

●

Trenches are recommended at selected sites at both concessions to investigate gold-in-soil anomalies and the relationship the anomalies have to geology/structure. An estimated 300 meters of trenching, to 3.0 meter depth, is recommended.

●	Approximately 50 line kilometers of surface IP surveying may be carried out on priority areas as identified in previous sampling/work programs.

Phase II Exploration Program

We entered into a Phase II exploration contract in September 2006 with CME incorporating some of the above recommendations, including additional grid establishment, soil geochemical surveying, and prospecting on the Muoso concession; and a pitting/trenching program designed to test the geochemical signature at depth of the three primary gold-in-soil anomalies detected on the Banso concession by the Phase I exploration program (i.e. Banso Area 1, 2, 3).

The work program for this project was completed in December 2006 at a cost of approximately $200,000. The results of this program are noted hereunder.

The Phase II exploration program commenced on September 27, 2006 with fieldwork ending December 2, 2006 on the Muoso and Banso Concessions. Work included the following:

●	Grid establishment (Muoso Concession): 67.4 line-km;

●	Soil sampling: 2,338 samples collected, 1,438 sample submitted for gold analysis;

●	Rock sampling: 177 samples;

●	GPS surveying: 67.4 km;

●	Trenching and pitting (Banso Concession): 4 trenches (80.2 meters) and 61 pits, 183 horizontal channel samples, 197 vertical channel samples, 24 rock samples.

Muoso Concession Soil and Rock Sampling

(A)	Grid Layout / Soil Sampling Methodology

The present soil sampling program encompasses a combined semi-detailed (200m) and detailed (100m) soil sampling grid (67.4 km) covering the eastern 5.5 km portion of the Muoso concession. Grid placement was designed to cover the Birimian volcanic-sediment contact and an inferred NE - trending regional structure; which we believe represent highly favorable environments for the hosting of lode gold deposits throughout Ghana.

A total of 2,338 soil samples were collected from all cross lines with 1,438 samples submitted for gold analyses. All samples collected from the 100 meter spaced lines were submitted for analysis. Along 200 meter spaced lines, every second sample was submitted for analysis. The held back samples may be submitted at a later date to bracket any anomalous samples. Rock sampling was undertaken concurrent with the soil sampling program. A total of 166 rock samples were collected at Muoso with sample collection typically confined to the immediate vicinity of grid lines.

(B)	Soil / Rock Sampling Results

Soil sampling from the current program extended the grid to the east and identified significant geochemical anomalies over this portion of the concession. Values greater than the threshold value (mean + 2 standard deviations) of 0.10 ppm gold are considered to be anomalous. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). 152 samples (11%) out of the 1,438 samples submitted for gold analyses yielded values greater than the 0.10 ppm gold threshold value; including 53 samples (4%) returning values greater than 0.20 ppm gold. Contouring of the gold in soil results suggests an “S-fold” geochemical anomaly (> 0.10 ppm Au) in the very eastern part of the concession.

Rock sampling in the northern portion of the anomaly (around the highway) returned no significant results. The geochemical anomaly here is located in the valley of the Birim River and may be an alluvial (paleoplacer) occurrence.

Three (3) rock samples collected in the southern part of the anomaly yielded anomalous gold values from oxidized quartz and phyllite floats. These rock floats are located up on the hillsides in the soil anomaly, well out of any obvious alluvial influence, thus indicating the potential for lode gold mineralization in the vicinity.

A second linear anomaly (> 0.10 ppm Au) is present, extending 4.5 km in an ESE direction from 9000E/18800N to 12750E/21200N. The anomaly is narrow (100 to 150 meters) and tends to occasionally pinch-out. Airborne geophysical and LANDSAT interpretation (Naas, 2004) identifies a possible correlating ESE-trending structure (fault?) although it requires extending that structure to the east. Another interpreted structure, trending SE may intersect the aforementioned structure in the area of the previously described geochemical anomaly.

Banso Pitting / Trenching Program

(A)	Pit / Trench Program Design and Sampling Methodology

A pitting - trenching program was carried out to test the geochemical signature at depth of the three primary gold-in-soil anomalies detected on the Banso concession by the Phase I exploration program (i.e. Banso Area 1, 2, 3). Single sample anomalies were pitted, while two or more continuous soil sample anomalies were trenched.

Pits were dug manually by pickaxes and shovels; with pit dimensions typically being 1 meter wide by 2 meters long by 3 meters deep. Two horizontal samples and three vertical samples were collected from all the pits that reached the saprolite. Only vertical samples were collected from pits that did not reach saprolite. Grab and chip samples were also collected from quartz veins and veinlets. A total of 305 samples were collected from 61 pits excavated according to the following distribution in the Area 1, 2, and 3 gold-in-soil anomalies.

●	25 pits (125 samples) from Area 1;

●	13 pits (65 samples) from Area 2; and

●	23 pits (115 samples) from Area 3.

Trenches were also dug manually to a width of one meter and an average depth of 3.0 meters. The four trenches excavated on the Area 3 anomaly consisted of one 50 meter trench and three 10 meter trenches. All trenches encountered saprolite. A total of 80 horizontal samples were collected at 1 meter intervals approximately 0.20 meter above the trench floor.

(B)	Pitting / Trenching and Rock Sampling Results

The current pitting - trenching program tested the gold-in-soil anomalies in the subsurface, preferably in the saprolite horizon.

Area 1 / Area 2

Two pits out of the 25 pits excavated in Area 1 and one pit out of the 13 pits in Area 2 returned anomalous gold results. But these anomalous values reflect auriferous quartz gravels of probable alluvial provenance.

Area 3

Pitting - trenching and surface rock sampling in the eastern portion of the Area 3 grid returned exploration - significant results indicative of potential lode gold mineralization in the vicinity.

Vertical sampling in Pit 3P2 returned a length weighted average grade of 1.36 ppm Au over 1.70 meters and horizontal sampling yielded a length weighted average grade of 1.69 ppm Au over 2.10 meters. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). A 0.4 meter channel sample across a vein present in this pit returned 0.75 ppm Au. Pit 3P6 returned exploration - significant results of 1.91 ppm over 1.00 meters (vertical) and 1.74 ppm Au over 1.00 meters (horizontal). The former is from the upper (near-surface) horizon. The latter appears associated with quartz veining observed in the saprolite. Quartz veins were mapped in many pits and are generally associated with the anomalous gold values, though the converse is not necessarily true.

The four trenches (3T1 to 3T4) were excavated along a single line (1400N) between 11570E and 11680E. Eleven samples (14%) out of the 80 channel samples (1 meter) collected from the four (4) trenches yielded anomalous gold values (> 0.10 ppm Au). Trench sampling returned similar sub economic but exploration - significant results as with the pits. Trench 3T4 yielded a length weighted average grade of 0.41 ppm Au over 4.0 meters; with the mineralization appearing to be associated with a quartz vein oriented at 324 (degree)/30 (degree) E. A similar modest mineralized zone in 3T3 of 0.16 ppm Au over 4.00 meters is associated with a quartz vein stringer zone oriented similarly at 315 (degree)/30 (degree) E. In 3T2, a zone returning 0.29 ppm Au over 2.00 meters appears associated with veins oriented at 220 (degree)/50-58 (degree) W. Structural understanding based on the limited vein exposure precludes any conclusions at this point.

Rock sampling (11 samples) in the vicinity of the trenches and pits returned three (3) anomalous gold values from massive quartz boulders. This suggests a potential lode source for gold in this area.

(C)	Recommendations

Recommended work to further advance the project includes:

(I)	The gold-in-soil anomalies of the Muoso Concession should be pitted and trenched where consecutive anomalies exist;

(II)	A total of 10 kilometers of soil sampling is recommended at the Banso Concession. This includes the extension of selected existing lines and the establishment of new ones; and

(III)	Rock sampling should continue throughout the Concessions. The estimated cost of the follow-up exploration program is $175,000.

A hand auger program is currently being implemented at Muoso by Xtra-Gold’s exploration staff to test the geochemical signature of the gold-in-sold anomalies at depth in order to better define trenching targets. Reconnaissance trenching is also ongoing at the Banso Area 3 gold-in-soil anomaly to gain additional structural information of the veining.

No ore reserves have been identified on the Banso and Muoso Projects.

The Apapam Project

Access and Location

Our Apapam Project concession lies within the Kibi-Winneba area in the Eastern Region of Ghana and is located on the eastern flank of the Atewa Range along the headwaters of the Birim River in the immediate vicinity of the district capital of Kibi, approximately 75 km NNW of the nation’s capital city of Accra. Access to our Apapam Project is by driving northwest from Accra on the paved Accra-Kumasi Trunk Road which is the main national highway for approximately 90 km until the town of Kibi, marked by a road sign, is reached. One would make a left hand turn at the Kibi sign and drive southwest for approximately 5 km to arrive at our Apapam concession. A tarred road emanating from the Accra-Kumasi Trunk Road approximately 15 km northeast of Kibi dissects the north-central and south-eastern portions of our concession, while the tarred road servicing the town of Apapam provides access to the concession’s south-western extremity. Our Apapam Project is located approximately 20 km south-southeast from our Field Camp.

The Kibi-Winneba area is characterized by a narrow sequence of Birimian metavolcanics underlying most of the Atewa Range, which is covered by an extensive laterite/bauxite capping, and surrounded by a thick package of Birimian metasediments dominating the flanks and the lower lying areas. Our Apapam Project covers the Birimian volcanic-sediment contact which we believe represents a highly favorable environment for the hosting of lode gold deposits throughout Ghana.

Very little systematic exploration work for bedrock gold deposits has been conducted in the Kibi area since the 1930s. Recent exploration activity in the district appears to be limited to an airborne geophysical survey flown by Ashanti Goldfields and a regional lode-gold occurrence compilation undertaken by Sikaman Gold Resources - BHP Minerals in the mid-1990s.

Phase I Exploration Program

A first phase exploration program was implemented by geological consultant CME on the Apapam concession from August 12 to September 23, 2006. The Phase I exploration program undertaken in 2006 consisted of regional stream sediment sampling, followed by gridded soil sampling, rock sampling and detailed sampling of several adits located 400 meters northwest of Kibi. The work program for this Project was completed at a cost of approximately $100,000. The results of this program are noted hereunder.

In addition, a reconnaissance geology / prospecting program covering the west-central portion of the Apapam concession was also intermittently implemented by the Xtra-Gold exploration staff from November 2006 to February 2007. The results to date from the various surveys show very promising evidence for the presence of a bedrock gold source within the Apapam concession.

Phase I fieldwork consisted of the following

●	Concession-wide stream sediment sampling survey (88 samples collected from 44 sites);

●	Survey grid establishment (33.78 line-km);

●	Soil sampling (1,306 samples);

●	GPS surveying (33.78 line-km);

●	Rock sampling (89 samples); and

●	Historical adit and bulldozer cut sampling (100 samples).

Stream Sediment Sampling

A total of 88 samples were collected from 44 sample sites from two major streams and their respective tributaries; including 44 silt samples for geochemical analysis (BLEG) and 44 pan concentrate samples for visual gold grain counts.

Values greater than the threshold value (mean + 2 standard deviations) of 0.14 ppm are considered to be anomalous. Five (5) samples (11%) yielded values greater than the threshold value. Gold grain count of the pan concentrates showed visible gold grains in 36 of the 44 samples (82%); with the average gold grain count per sample being five (5) small grains.

The stream sediment anomalies are divided into two zones as follows:

Zone A (Adansu Anomaly): Consists of 1.5 km stretch from Line 158+00N westwards at an average width of 1.0 km along the northwestern boundary of the concession

Zone B (Kokorabo Anomaly): Consists of 3.0 km stretch by 2.0 km in width to cover the area between the southwestern boundary of the concession and the floodplains of river Birim and river Krensen

Soil Sampling Survey

A total of 1,306 soil samples were collected from 30.58 line - kilometers of cross lines established within the Kibi North and Kibi South survey grids. Grid location was based on testing historical mineral occurrences located on and around Kibi Mountain (Kibi North Grid) and promising silt samples results from creeks southeast of Kibi (Kibi South Grid). Line spacing was 100-meter interval within the Kibi Mountain area of the North Grid and 400 meters elsewhere within the gridded areas. Soil samples were collected at a depth of 60 cm at 25 meter intervals along the SE - NW trending grid lines. Soil samples were by analyzed by Fire Assay and reported in parts per billion (1 ppb = 0.001 ppm). The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

The geochemical soil survey conducted on the Apapam concession produced several interesting gold-in-soil anomalies that are listed below. A geochemical trend of 050-060(degree) (ENE-WSW) is in conformity with the regional geological trend. Values greater than the threshold value (mean plus 2 standard deviations) of 0.098 ppm gold are considered to be anomalous . A total of 105 samples (8% out of the 1,306 samples submitted for analysis produced gold-in-soil values greater than the threshold value of 0.098 ppm gold.

Area 1: The area consists of the following 50 meter to 125 meter wide anomalous zones extending over a minimum 200 meter distance on three (3) adjacent grid lines. The limits of this anomaly located on the northwestern flank of Kibi Mountain are well defined by the present soil survey.

●	L163+00N, from 51+75E to 52+75E (100 meters), 5 samples average 0.12 ppm Au

●	L164+00N, from 51+75E to 53+00E (125 meters), 6 samples averaging 0.25 ppm Au

●	L165+00N, from 52+75E to 53+25E (50 meters), 3 samples averaging 0.21 ppm Au

Area 2: The area is defined by three (3) 125 meter to 250 meter wide anomalous zones extending over a 600 meter distance on the following three (3) grid lines. Further detailed soil sampling is required to well define limits of the area.

●	L166+00N, from 39+75E to 42+25E (250 meters), 11 samples averaging 0.27 ppm Au

●	L170+00N, from 44+00E to 45+75E (175 meters), 8 samples averaging 0.41 ppm Au

●	L172+00N, from 45+75E to 47+00E (125 meters), 6 samples averaging 0.30 ppm Au

Area 3: This area consists of a single 225 meter wide gold-in-soil anomalous zone extending from 42+75E to 45+00E on L 158+00N (10 samples averaging 0.23 ppm Au). Further detailed soil sampling is required to well define limits of the area.

Area 4: This area consists of a single 100 meter wide gold-in-soil anomalous zone extending from 41+00E to 42+00E on L 170+00N (5 samples averaging 0.18 ppm Au). Further detailed soil sampling is required to well define limits of the area.

Rock and Historical Adit Sampling

A total of 89 rock (float) samples were collected during stream sediment and soil sampling traversing. In addition, three historical adits ranging from 7 to 85 meters in length and a bedrock face exposed along a bulldozer cut, located on and in the vicinity of Kibi Mountain were also sampled during the Apapam Phase I exploration program. A total of 77 channel samples were collected from the three adits and 23 samples from the bulldozer cut face. Rock and adit samples were analyzed by Fire Assay and reported in parts per billion (1 ppb = 0.001 ppm). Rock and adit samples returning greater than 1,000 ppb (1.0 ppm) gold were re-analyzed by Fire Assay with results reported in grams per metric tonne (1 g/t = 1.0 ppm). The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

Seven (8%) out of the 89 rock (float) samples returned anomalous gold values greater than the threshold value (mean + 2 standard deviations). Three adits and a bulldozer cut were located and sampled during the current exploration program. Adit 1 was extensively sampled but no significant values reported. Adit 2 has indicated potential for lode gold mineralization in the Kibi Mountain area. Three (3) channel samples collected in this adit returned a length weighted average grade of 3.47 ppm Au over 3.80 meters; including 6.36 ppm over 1.7 meters. Adit 2 falls within the Area 1 gold-in- soil anomaly. No significant values were returned from Adit 3, although sampling was not able to reach the end of the adit due to unsafe ground conditions. The channel sampling (23 samples) of the bedrock face exposed in the bulldozer cut on the southwest side of Kibi Mountain returned a single anomalous value of 1.52 ppm Au over a 1.00 meter length.

Reconnaissance Geology / Prospecting Program

A reconnaissance geology / prospecting program covering the west-central portion of the Apapam concession was intermittently implemented by the Xtra-Gold exploration staff from November 2006 to February 2007. The program was initiated to follow-up on the anomalous gold-in-silt sample results returned by the 2006 concession - wide stream sediment sampling program (i.e. Zone A - Adansu Anomaly).

The reconnaissance program identified a 150 meter long, NW - trending gold anomalous float train located approximately 400m west-northwest of the anomalous gold-in-silt sample yielded by the Adansu stream. The rock floats typically consist of strongly silicified metavolcanic cross-cut by sheeted to stockworked quartz stringers exhibiting disseminated boxworks after pyrite.

An historical rock pit was also located within the west-central portion of the concession. Grab samples collected from sheared quartz - iron carbonate veining within the 3.5 meter deep pit returned anomalous gold values. This auriferous vein occurrence is located approximately 550 meters west-northwest of the open - ended Area 3 gold-in- soil anomaly described in the above Soil Sampling section.

Recommendations

Recommended work to further advance the project includes: (a) reconnaissance soil sample gridding for the evaluation of the two (2) anomalous areas defined by the stream sediment sampling, and the auriferous float train and rock pit areas identified during the in-house reconnaissance geology program; (b) and detailed soil sampling and / or pitting - trenching to further define the limits of the four (4) gold-in-soil anomalies and to test their geochemical signature at depth.

Phase II Exploration Program

A reconnaissance trenching program was intermittently implemented by the Xtra- Gold exploration staff from February 2007 to December 2007 on the Apapam concession. The trenching was carried out to test the geochemical signature at depth of the gold-in-soil anomalies detected within the north-western portion of the concession during the Phase I work program and to obtain additional geological / structural information in order to optimize the design of detail trenching and drilling targets. A total of 542 channel samples were collected from 21 trenches totaling 1,090 linear - meters.

In order to obtain an independent assessment of the 2007 Xtra-Gold trenching results, a National Instrument 43-101 compliant data verification program was undertaken by CME Consultants Inc. (“CME”) from December 3 to 7, 2007. The program involved the resampling of selected trenches which yielded exploration - significant gold mineralization intervals. CME is a Canada-based geological consultancy with over 15 years of project management experience in Ghana. The Apapam data validation program was implemented under the direct supervision of a professional geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia. The trenching program results noted hereunder correspond to the results returned by the independent CME data verification program.

Trenching; Methodoly / Targets

A total of 21 trenches ranging from 2 meters to 224 meters in length were excavated by Xtra-Gold personnel within the north-western portion of the Apapam concession during the 2007 reconnaissance trenching program. A total of 542 channel samples (2 meters) were collected from the 21 trenches totaling 1,090 linear - meters. Trenches were manually excavated by pickaxes and shovels to a typical width of 1 meter and an average depth of 3 meters, with some sections of the trenches reaching 4.0 meters in depth. Trenching typically extended down to the saprolite horizon but locally the saprolite could not be reached due to safety concerns. Trench specifications are presented in Table 1 below

The bulk of the trenching efforts, including 8 trenches totaling 834 linear - meters (approx. 75%), focused on testing the Area #1, #2, and #3 gold-in-soil anomalies detected during the 2006 Phase I work program. Five (5) trenches totaling 112 meters were excavated to test the subsurface along the train of gold anomalous rock floats encountered during the November 2006 reconnaissance geology / prospecting program (i.e. Ahwiniase Area). An additional 8 trenches totaling 144 meters were excavated to test the subsurface in the general area of the historical rock pit also discovered during said prospecting program (i.e. Adadietem Area).

Table 1: Trench Specifications – Apapam Concession

Trench No.	Area / Zone	Location (UTM Zone 30N)		Length (m)	Trench Orientation	No Channel Samples
		Easting	Northing
TKB001	Area No. 1	769824	683276	102	320	51
TKB002	Area No. 1	769961	683117	74	320	37
TKB003	Area No. 1	769736	683251	110	316	55
TKB004	Area No. 2	769700	684137	224	318	112
TKB005	Area No. 2	769896	684217	116	316	58
TKB005A	Area No. 2	769812	684297	36	316	18
TAD001	Adadietem	768012	683691	20	140	10
TAD002	Adadietem	768091	683618	22	315	11
TAD003	Area No. 3	768748	683474	126	317	63
TAD004	Adadietem	768012	683691	50	320	25
TAD005	Adadietem	768043	683708	12	320	6
TAD006	Adadietem	768008	683744	8	320	4
TAD007	Area No. 3	768757	783573	46	317	23
TAH001	Ahwiniase	767291	682664	80	315	40
TAH002	Ahwiniase	766982	683002	22	140	11
TAH003	Ahwiniase	767264	682711	24	315	12
PAD001	Ahwiniase	767981	683666	4	345	2
PAD002	Ahwiniase	n/a	n/a	4	305	1
PAD003	Ahwiniase	767927	683753	4.5	340	1
PAD004	Ahwiniase	767977	683765	4	320	1
PAD006	Ahwiniase	767940	683801	2	320	1

Note:	Trenches #TAD001 and #TAD004 extend from a common point of origin in opposite directions resulting in one continuous trench.

(ii)	Trenching Results / CME Data Verification Program

Based on past work experience in Ghana, the Xtra-Gold geological personnel arbitrarily established channel sample intervals yielding weighted average grades greater than 1.0 ppm gold has been exploration significant. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). Nevertheless, anomalous channel sample results below the 1.0 ppm gold threshold remain of considerable exploration interest and will be subjected to further investigation. Sixty-one (61) out of the 542 channel samples (11%) yielded gold values greater than the 1.0 ppm exploration - significant threshold.

Four (4) out of the 21 trenches yielded length - weighted average grade intervals greater than the arbitrarily set exploration - significant threshold of 1.0 ppm gold, including: trench #TKB003 in gold-in-soil anomaly Area #1 (i.e. Kibi Mountain); trenches #TKB004 and #TKB005 in gold-in-soil anomaly Area #2; and trench #TAD001 in the Adadietem Area.

The independent data verification program undertaken by CME from December 3 to 7, 2007 encompassed the complete resampling of the exploration - significant intervals (= 1.0 ppm Au)from the four (4) above noted trenches. The CME resampling included 116 channel samples totaling 115.41 linear meters. Sampling consisted of a horizontal channel cut along the sidewall of the trench, approximately 0.2 meters above the trench floor. Sampling was typically established at one meter intervals, with sample lengths locally adjusted to accommodate geological features.

Forty-six (46) out of the 116 channel samples (39.5%) collected by CME returned values greater than 1.0 ppm gold. Exploration - significant gold intervals (= 1 ppm Au) from the independent data validation program are presented in Table 2. Note that all the weighted average grade intervals represent trench lengths and are not necessarily indicative of the true widths of the mineralization. Calculation of true widths within trenches can be difficult, as not all geological features are properly exposed. In addition, these mineralized intervals currently represent isolated features for which no strike extension can be measured due to the relatively long distances between the trenches; additional infill soil sampling and trenching is required to define the actual strike length of the mineralization.

At Apapam, gold mineralization has been found to occur in several different geological features, including steeply and flat - lying quartz veins and alteration haloes proximate to the quartz veining. The presence of shallow dipping (“flat lying”) veins may produce an exaggeration in both the width and grade of the mineralization. The effect of shallow veining is apparent in trench #TKB004 where a 4.07 ppm gold grade over a 11.0 meter trench - length is estimated to represent a true width of 3 to 4 meters due to the flat lying nature of the quartz veins. As previously noted calculation of true widths within trenches can be difficult, as not all the geological features are properly exposed.

Table 2: Significant Trench Intersections – Apapam Concession

Trench No.	Zone / Area	Intervals (meters)			AverageGrade Gold (ppm)
		From	To	Length
TKB003	Area No. 1	46.36	54.10	7.74	1.60
TKB003	Area No. 1	64.10	74.55	10.45	1.62
including		68.00	70.25	2.25	4.64
TKB004	Area No. 2	194.00	196.00	2.00	1.70
TKB004	Area No. 2	203.00	214.00	11.00(1)	4.07
TKB005	Area No. 2	61.00	74.00	13.00	5.23
including	Adadietem	69.00	71.00	2.00	14.45
TAD001	Adadietem	0.00	1.00	1.00	4.95
TAD001	Adadietem	4.00	8.00	4.00	1.82
TAD001	Adadietem	11.00	15.00	4.00	1.18

(1)	Apparent Width: Estimated to represent a true width of 3 to 4 meters based on shallow dipping (“flat lying”) nature of the quartz veining.

Note:	All intersections represent trench lengths and are not necessarily indicative of the true width of the mineralization.

Sample Analyses

Samples taken during the data verification program were analyzed at Eco Tech Laboratory Ltd., an ISO9001 registered laboratory located in British Columbia, Canada. Prepared samples are weighed to 30 grams and fused along with proper fluxing materials. The bead is digested in aqua regia and analyzed on an atomic absorption instrument. Values are reported in parts per billion (1 ppb = 0.001 ppm or 0.001 g/t). Samples returning greater than 500 ppb (0.5 ppm) gold were reanalysed by the metallic gold assay method. The purpose of this analysis was to determine if there was a “nugget effect” with the gold mineralization. The process involved taking minus 140 mesh fraction, homogenize it, then take 2 samples sub samples for gold fire assay. The plus 140 mesh material was assayed in its entirely. The resultant fire assay bead is digested with acid and after parting is analyzed on a Perkin Elmer atomic absorption machine using air-acetylene flame to 0.03 grams/tonne (0.03 ppm) detection limit. Results are collated by computer and are printed along with accompanying quality control data (repeats and standards).

Conclusions / Recommendations

The results to date from the various surveys and trenching indicate that the Apapam concession exhibits potential for the hosting of economic lode gold mineralization. No ore reserves have been identified on the Banso and Muoso Project.

Recommended work to further advance the project includes: (a) infill soil sampling to further define the gold-in-soil anomalies; (b) additional trenching to further define the geological / structural nature and extent of the mineralization; and (c) diamond drilling. The estimated cost of the follow-up exploration program is $815,000.

Prospecting License – Apapam Project

XG Mining entered into a prospecting license with respect to our Apapam Project with The Government of Ghana on March 29, 2004 covering a licensed area of 33.65 sq km (the “Apapam Licensed Area”).

This prospecting license had an initial two year term with renewal provisions. The current term of the prospecting license has been renewed and expires on June 12, 2008. In March 2007, as part of our application for a further renewal of the prospecting license, we submitted the required terminal report in support of our application and will provide any additional documentation upon request which may include (i) a detailed financial report; (ii) a site plan indicating the areas to be retained and those to be shed off; (iii) evidence of annual ground rent payments; and (iv) an environmental permit from the EPA. Under the prospecting license, we have been granted the right and license by the Government of Ghana to conduct geological and geophysical investigations in the licensed area to determine adequate quantity of geologically proven and mineable reserve of gold and diamonds (directly or through agents, contractors or sub- contractors). The future planned work program at our Apapam Project includes, among other things, (i) conducting pitting/trenching programs; (ii) additional detailed soil sampling; (iii) bedrock mapping and sampling; (iv) possible IP surveys; (v) drilling to be contingent upon exploration results. We are required to provide an annual report in prescribed form within 60 days after each calendar year to various mining regulatory bodies and government authorities (collectively, the “Authorities”). We have the right to (i) assign or mortgage our interest in the prospecting license, subject to obtaining the consent of the Government of Ghana who may impose certain conditions in connection therewith; (ii) surrender our interest in the prospecting license; and (iii) renew the term of the prospecting license for a period of two years or such other renewal period may be granted in accordance with the applicable mining laws of Ghana. The Government of Ghana has the right to terminate the prospecting license in the event we (i) fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of prospecting license; (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government of Ghana. In any of the foregoing events, we have 21 days in which to remedy any of these occurrences. If upon expiration of prospecting license, we have fulfilled our obligations and have established to the Government of Ghana that development of a mine from ore reserves established within the licensed area is economical and financially feasible, the Government of Ghana shall grant us with first option to (i) acquire a lease for purposes of mining in the licensed area of our Apapam Project; and (ii) participate in a mining project in the licensed area, subject to negotiation with the Government of Ghana of satisfactory terms for such mining lease and participation.

We have submitted an application to the Minerals Commission to convert the prospecting license to a mining lease. We anticipate receiving a response to our application within the next six months.

A summary of the application procedure, steps and documentation required to upgrade from or convert a prospecting license (“PL”) to a mining lease (“ML”) are as follows:

(a)

The holder of a prospecting license (the “Licensee”) submits a terminal report on the prospecting activities to the Minerals Commission in Ghana (“Mincom”), together with an application to convert into such PL to a ML.

(b)	The application for a ML must be supported by a bankable feasibility report that confirms a commercially mineable gold deposit within the concession.

(c)	An environmental permit from the EPA must be obtained after an Environmental Impact Assessment (EIA) has been conducted.

(d)	A water permit from the Water Resources Commission must be obtained to abstract water for the mining project.

(e)	A forestry permit must be issued by the Forestry Commission to the applicant (i.e., if the lease area falls within a forest reserve).

(f)	Mincom recommends the grant issue of a ML to the Minister of Lands, Forestry and Mines, provided that Mincom is satisfied that all above are in place.

(g)	Once the ML has been issued, it must be duly stamped, registered at the Deeds Registry and submitted for ratification by Parliament in accordance with Article 268 (2) of the 1992 Constitution.

(h)	The consideration fee chargeable by Mincom for issue or grant of a ML is currently $50,000. The timeline for the estimated reviews and/or hearings are as follows:

Min Comm Review	1 month

Minister, Lands, Forestry and Mines	Review and issuance of ML	2 weeks

Parliamentary ratification	2-3 months

The bankable feasibility study may be done in-house or through independent consultants. It is a multi-faceted study covering all aspects of the mining project such as geological, mining engineering, metallurgical, economics, environment and social. The cost of a feasibility study is dependent on many variables including the size of the concession, personnel involved (in-house or external) and the location of the project. Reasonable cost estimates for such a study range from $50,000 to $150,000.

The Edum Banso Project

Access and Location

Our Edum Banso Project lies within the south Ashanti gold belt in the Western Region of Ghana and is located approximately 235 kilometers west of Accra and 15 kilometers northwest of Takoradi, the regional capital.

Access to the Project is by asphalt road from Accra to Takoradi and by gravel road from Takoradi to Edum Banso through the town of Apowa. Internal access within the concession area is quite poor, however there are many footpaths that interconnect the scattered settlements within this concession. Our Edum Banso Project is located approximately 200 km southwest from our Field Camp.

Option Agreement for Prospecting License

Our wholly-owned subsidiary, XGEL entered into an option agreement dated October 17, 2005 (the “Adom Option Agreement”) with Adom Mining Ltd. (“Adom”), a 100% wholly registered Ghanaian company, who is the registered proprietor of a prospecting license which Adom entered into with The Government of Ghana on May 8, 1991, covering a licensed area of 20.60 sq km (the “Edum Banso Licensed Area”). This prospecting license has a current term expiring on July 21, 2008.

Previously, Newmont Ghana Limited (“Newmont”) had entered into an option agreement with Adom in connection with the Edum Banso Project, however abandoned their interest.

Under the terms and conditions of the prospecting license, Adom has the right to prospect for and prove gold under or in the licensed area including the right to conduct such geological and geophysical investigations in the licensed area in order to determine an adequate quantity of geologically proven and mineable reserve of gold (directly or through agents, contractors or sub-contractors). Under the prospecting license, the holder has the right to (i) assign or mortgage its interest in the prospecting license, subject to obtaining the consent of the Government of Ghana who may impose certain conditions in connection therewith; (ii) surrender its interest in the prospecting license; and (iii) renew the term of the prospecting license for a period of two years or such other renewal period may be granted in accordance with applicable mining laws of Ghana.

The Government of Ghana has the right to terminate the prospecting license in the event the holder of the prospecting license (i) fails to make payments when due; (ii) contravenes or fails to comply with terms and conditions of prospecting license; (iii) becomes insolvent or commits an act of bankruptcy; or (iv) submits false statements to the Government of Ghana. In any of the foregoing events, the holder will have 21 days in which to remedy any of these occurrences. If upon expiration of prospecting license, the holder has fulfilled its obligations and has established to the Government of Ghana that development of a mine from ore and reserves established within the licensed area is economical and financially feasible, the Government of Ghana shall grant the holder with first option to (i) acquire a license for purposes of mining gold in the licensed area of the Edum Banso concession; and (ii) participate in mining project in licensed area, subject to negotiation with the Government of Ghana of satisfactory terms for such license and participation.

At the time of execution of the Adom Option Agreement, we paid Adom $5,000 as consideration for entering into the agreement with us. We are required to pay Adom additional payments of $5,000 on the anniversary date of the Adom Option Agreement for each year that we hold an interest in such agreement. The term of the Adom Option Agreement is for five years. There are no other termination rights available to Adom.

We are required to make an additional payment of $200,000 to Adom at the time of commencement of the production of gold in or on the Edum Banso Project; provided, however in the event less than two million ounces of proven and probable reserves are discovered in or on the Edum Banso Project, this payment shall be reduced to $100,000. Under the terms and conditions of the Adom Option Agreement, Adom has granted XGEL the sole and exclusive right and option to acquire all of its right, title and interest in the prospecting license, which option may be exercised by XGEL at any time during the term. Adom has further granted XGEL the exclusive right of free and unrestricted access to the Edum Banso Project to explore, develop and, provided XGEL has exercised the option, to mine, extract, remove and sell any and all ores, minerals, concentrates or other products from the Edum Banso Project. Upon XGEL’s written election to exercise the option, Adom shall forthwith transfer the prospecting license to XGEL, subject only to a reserved royalty of 2% of the net smelter returns (“NSR”) from all ores, minerals or other products mined and removed from the Edum Banso Project and sold by XGEL. In the event less than two million ounces of proven and probable reserves are discovered in or on the Adom Project, the reserved royalty shall be 1% of the NSR. Adom has granted XGEL the exclusive right and option, exercisable by XGEL at any time to purchase the entirety of the reserved royalty for the sum of $2,000,000. No payment of the actual NSR shall be credited toward the reserved royalty purchase price. In the event less than two million ounces of proven and probable reserves are discovered in or on the Edum Banso Project, the reserved royalty purchase price shall be $1,000,000. Pursuant to the terms of an amending agreement entered into between the parties on October 19, 2006, XGEL has the right, without the prior consent of Adom, to assign or transfer its rights under the Option Agreement and the option to any affiliate or third party or to enter into a joint venture in connection therewith provided that any assignment, transfer or joint venture by XGEL shall be subject to agreement by the assignee, transferee or joint venture partner to be bound by the terms of this agreement.

Reserves

There are no proven (measured) reserves reported on this Project at this time.

Geology

The Edum Banso concession is underlain by basic to intermediate metavolcanic rocks, volcanoclastic rocks, greywackes and phyllites of the Upper Birimian Formation. These rocks are intruded by Dixcove suite granites in the north, mainly composed of hornblende granites, granodiorites, and gabbros and diorites in the south. Similar intrusive granites in Ghana have been proven to host disseminated sulphide hosted gold mineralization. Two major thrust faults interpreted from aeromagnetic data run north by northeast through the project area.

Historic Work

The only gold production on the concession was from local miners working the auriferous gravels and quartz veins as reported by J.W. Lunn in the 1930s. Amercosa (formerly AngloAmerican) reportedly worked on the project in the late 1990’s, however the results from this work are not published. St. Jude Resources, a Canadian public mining company, conducted geophysical surveys including magnetic and induced polarization surveys. The prospective structures identified in these surveys were followed up by geochemical surveys which included soil, trench and pit sampling.

Stream sediment sampling throughout the entire concession area by Newmont Mining in 2003 defined a broad anomalous gold zone approximately 7 km long by 1.5 km wide, roughly conforming to the regional geological trend. Follow-up soil (1,109 samples) and rock sampling by Newmont in 2004 further constrained this broadly anomalous area into two distinctive anomalies, while geophysical interpretation suggests they are coincident with the surface expression of two major North-South oriented thrust faults.

Phase I Exploration Program

A first phase exploration program (the “Phase I Work Program”) was implemented on the Edum Banso concession from August 2007 to January 2008 by Torkornoo & Associates Limited (“TAL”), at a cost of approximately $177,000. TAL is a Ghanaian geological consultancy with the principal being a professional geologist registered with The Australasian Institute of Mining and Metallurgy (AusIMM).

Based on the complex structural nature of gold deposits identified to date by Third Parties within the Hwini-Butre/Benso-Subriso gold district, the Phase I Work Program encompassed infill soil sampling, reconnaissance geology / prospecting, hand auger sampling and trenching designed to identify cost-effective drill targets. The tighter soil geochemical coverage (200m) was implemented to better define the length - extents and trends of the gold-in-soil anomalies detected by the historical Newmont soil program (2004). The deep auger components of the program was proposed to test the geochemical signature of gold-in-soil anomalies at depth in order to better define trenching and drilling targets. The results of this program are noted hereunder.

Phase I fieldwork consisted of the following:

●	Grid establishment: 8.4 km baseline, 73.8 km gridlines;

●	Soil sampling: 2,703 samples collected, 1,815 samples submitted for gold analysis;

●	Rock sampling: 68 samples;

●	Hand auger sampling: 252 holes / samples;

●	Trenching: 6 trenches (319 meters), 214 channel samples.

Soil / Rock Sampling; Methodology – Results

The first pass of the soil sampling survey was carried out using a classical digging tool called a “soso” to a typical depth 0.5 meters. Infill sampling in areas of interest was implemented by shallow auger sampling to a 1.0 meter depth. A total 1,815 soil samples were submitted for gold analysis.

TAL arbitrarily set the anomalous threshold for the soil sample results at 0.05 ppm gold based on past work experience in the Hwini-Butre / Benso-Subriso gold district. 123 out of the 1,815 soil samples (approx. 7%) returned gold values greater than the 0.05 ppm anomalous threshold. The soil geochemistry survey outlined a 8.0 km long by approximately 0.6 km wide, gold-in-soil anomalous trend conforming to the regional NNE structural trend. This gold-in-soil anomaly (> 0.05 ppm Au) tends to be patchy in nature and / or to pinch-out along its 8.0 km extent. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). Four areas (i.e. Zone A, B, C and D) within the defined gold-in-soil anomalous corridor were prioritised for follow up work by deep auger sampling. These prospective areas were selected based on the relative continuity and / or the favourable geological and structural settings of the gold-in-soil anomalies.

Zone A, located to the north of the town of Edum Banso, extends from gridline 14700N to 15200N (500 meters). Zone B, located to the northeast of the hamlet of Edum Dominase, extends from line 11300N to 12100N (800 meters). Zone C is an approximately 200 meter by 200 meter area located in the east - central portion of the concession. This zone is characterized by three (3) consecutive, strongly anomalous gold-in-soil values over a 50 meter distance on Line 11300N. Zone D consists of a NE - trending zone of discrete gold-in-soil values extending from L8200N to L9900N (1,700 meters) at the south-western extremity of the concession.

Based on geophysical interpretation, including airborne magnetic and radiometric data, the Zone C and Zone D gold-in-soil anomalies appear to be spatially associated with the contact between the Birimian Metavolcanics and the circular Mpohor Intrusive Complex.

A total of 68 rock (float) samples were collected during reconnaissance geological mapping carried out alongside the soil sampling. This rock sampling produced a single exploration - significant gold value from a float of iron oxide stained quartz located to the south of the Zone D gold-in-soil anomaly. Similarly to the Zone C and Zone D anomalies this anomalous quartz float also appears to lie proximate to the inferred metavolcanic - Mpohor Complex contact.

Deep Auger Sampling; Methodology – Results

As a follow up to the soil sampling a deep auger program was implemented on the four priority areas to test the geochemical signature of the gold-in-soil anomalies at depth within the saprolite horizon in order to better define trenching targets. A total of 252 sites were augered to an average depth of approximately 4.0 meters with a one (1) meter sample collected from the saprolite horizon at the bottom of each hole. Auger hole spacing was typically 25 meters, with some 12.5 meter infilling.

TAL set the anomalous threshold for the auger sample results at 0.10 ppm gold based on past work experience in the Hwini-Butre / Benso-Subriso gold district. 19 (7.5%) out of the 252 deep auger samples returned gold values greater than the 0.10 ppm anomalous threshold.

In Zone A , 8 (9%) out of 89 auger holes returned gold values greater than the 0.10 ppm threshold. No samples from Zone B yielded results above the anomalous threshold. Significant results in Zone C were limited to a single line on which 3 (19%) out of 16 samples returned anomalous samples. In Zone D, 7 (12%) out of 58 samples returned gold values greater than the 0.10 ppm anomalous threshold.

Manual Trenching; Methodology - Results

The Zone A and Zone D deep auger anomalies (> 0.10 ppm Au) were further tested by three (3) trenches totaling 160 meters and three (3) trenches totaling 159 meters, respectively. The trenches were manually excavated with pickaxes and shovels to a vertical depth of 4 meters. A total of 214 channel samples were collected from the sidewall of the six (6) trenches totaling 319 meters. Samples consisted of horizontal channels, typically 1 meter or 2 meters in length, cut approximately 0.1 meter above the floor of the trench.

The Zone A trenching failed to yield any significant gold results. Trench EBTR005 yielded the only exploration - significant gold results from the Zone D trenching in the form of a length - weighted average grade of 1.23 ppm gold over a 4 meter trench - length (2 samples). The anomalous section is characterized by chlorite altered mafic metavolvanic rock hosting fine, iron oxide stained, quartz stringers.

Results / Recommendations

Although the Edum Banso Phase I Work Program only yielded limited exploration - significant gold results, the spatial association of the Zone C and Zone D gold-in-soil and deep auger anomalies, the anomalous trench EBTR005 channel samples, and the auriferous quartz float, with the geophysically interpreted, north-western rim of the Mpohor Intrusive Complex is of considerable exploration significance.

Economically significant gold mineralization is known to exist along the south- eastern margin of the circular Mpohor Complex, approximately 2 km to the south-east of the Edum Banso concession. Although published information, geophysical interpretation, and the results of the present work program indicate that the Edum Banso concession shares a similar geological / structural setting as the deposits located on the south- eastern rim of the Mpohor Complex, it by no means implies that the Edum Banso property hosts similar mineral deposits.

Recommended work to further advance the project includes: (a) additional deep auger sampling of the Zone C and Zone D gold-in-soil anomalies; (b) continued reconnaissance geology and rock (float) sampling along the inferred margin of the Mpohor Complex; and (c) detail structural interpretation of the property area based on the airborne magnetic and radiometric data. The company is currently in the process of preparing a work program proposal and budget for the implementation of these recommendations.

Item 3.	LEGAL PROCEEDINGS

Neither the Registrant nor any of its subsidiaries is a party or of which any of their property is the subject in any material pending legal proceedings that exceeds 10% of the current assets of the Registrant and its subsidiaries on a consolidated basis.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

(i)

Bid and ask prices for our common stock are quoted from broker dealers on the Pink Sheets operated by Pink Sheets LLC under the symbol “XTGR”. There is currently no established public trading market for our shares.

(ii)

The following table sets forth the range of high and low bid prices for our common stock on the Pink Sheets for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X. The quotations reflect inter-dealer prices and do not include mark-ups or mark-downs or commissions and do not represent actual transactions. There is limited trading for our shares and the quotation of our shares on the Pink Sheets does not indicate that our shares can be bought or sold at the prices set forth.

PERIOD	HIGH BID	LOW BID
January 1, 2008 through March 31, 2008	$1.45	$1.15
October 1, 2007 through December 31, 2007	$1.40	$0.90
July 1, 2007 through September 30, 2007	$1.35	$0.55
April 1, 2007 through June 30, 2007	$1.14	$0.66
January 1, 2007 through March 31, 2007	$0.98	$0.67
October 1, 2006 through December 31, 2006	$1.30	$0.60
July 1, 2006 through September 30, 2006	$1.30	$0.90
April 1, 2006 through June 30, 2006	$1.28	$0.96
January 1, 2006 through March 31, 2006	$1.25	$0.94

The last reported sales price of our common stock on the Pink Sheets on May 20, 2008 was $1.60.

Holders

As of May 20, 2008, we have 238 shareholders of record holding 29,818,359 Shares issued and outstanding having a par value of $0.001 per common share.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2007:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (INCUDING SECURITIES REFLECTED IN COLUMN (A) (C)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders
2005 Equity Incentive Compensation Plan (1)	1,380,000	$ 0.75	1,620,000

TOTAL	1,380,000	$ 0.75	1,620,000

(1)

Includes (a) an aggregate amount of 540,000 options which were issued to four members of our board of directors in March 2007; and (ii) 200,000 options which were issued to our former Project Manager, Operations in March 2007 which will expire and be cancelled on June 1, 2008.

A description of our 2005 Equity Incentive Compensation Plan is contained later in this report under Part III, Item 11 – “Executive Compensation - Stock Option Plans”.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required under this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial conditions and results of operations for the year ended December 31, 2007 and 2006 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report, particularly in the item entitled “Risk Factors” beginning on page 8 of this Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

We are a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 246.84 square kilometers (also referred to herein as “sq km”) comprised of 51.67 sq km for our Banso Project, 55.65 sq km for our Muoso Project, 33.65 sq km for our Apapam Project, 44.76 sq km for our Kwabeng Project, 40.51 sq km for our Pameng Project and 20.60 sq km for our Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in our respective mining leases, prospecting licenses and/or option agreement.

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

The cash proceeds derived from the sale of 608.50 fine ounces of gold recovered from the mineralized material at our Kwabeng Project during the Bulk Test (defined herein), as discussed elsewhere in this Report, was categorized as Recovery of Gold. The Bulk Test was only a pre-production stage test that was completed on March 25, 2007. Since April 24, 2007 to April 30, 2008, we have recovered 5,657.75 fine ounces of gold from the mineralized material at our Kwabeng Project and derived cash proceeds of $4,357,477 from the related gold sales.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Our loss for the year ended December 31, 2007 was $1,874,757 as compared to a loss of $2,562,992 for the year ended December 31, 2006, a decrease of $688,235. We incurred expenses of $5,319,503 in the year ended December 31, 2007 as compared to $2,116,246 in the year ended December 31, 2006, an increase of $3,203,257. The significant increase in expenses in the year ended December 31, 2007 can be primarily attributed to (i) exploration costs of $3,932,845 incurred mostly in connection with exploration programs at our Banso and Muoso Project, our Apapam Project and our Edum Banso Project and operational costs for our Kwabeng Project as compared to $1,091,948 expended on these projects in the year ended December 31, 2006; and (ii) general and administrative expenses of $1,348,898 as compared to $1,008,933 for the year ended December 31, 2006.

Exploration costs were incurred in connection with our exploration programs at our Banso and Muoso, Apapam and Edum Banso Projects and costs associated with an early stage pre-production mining process (internally referred to by our company as the “Bulk Test”) which we commenced at our Kwabeng Project whereby a sample area of ore was processed, the results of which assisted us in determining the best way and most profitable manner in which to recover gold from the mineralized material at this Project. We have booked all costs associated with the Bulk Test (for the three months ended March 31, 2007) including pre-production costs as exploration expenses. The increase in the general and administrative expenses can be attributed to the establishment of a corporate office in Toronto and as a result of increased activity in Ghana.

Our loss for the year ended December 31, 2007 was less than our loss for the year ended December 31, 2006 due to (i) a significant reduction in consulting fees; (ii) cash proceeds of $2,692,242 derived from the sale of gold recovered from the mineralized material at our Kwabeng Project (compared to nil income being generated in 2006); (iii) a foreign exchange gain of $354,480 (compared to a foreign exchange loss of $12,207 in 2006); and (iv) a net unrealized gain on trading securities of $389,793 (compared to a loss of $778,230 in 2006). The unrealized gain was due to an increase in market value of those securities as of December 31, 2007. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Other items totaled a gain of $3,444,746 for the year ended December 31, 2007 compared to a loss of $446,746 for the year ended December 31, 2006. In particular, during the year ended December 31, 2007, we recovered and sold 3,952.02 fine ounces of gold recovered from the mineralized material at our Kwabeng Project for cash proceeds of $2,692,242 which was booked as Recovery of Gold as compared to there being no recovery of gold for the year ended December 31, 2006. We had a foreign exchange gain of $366,687 for the year ended December 31, 2007 (2006 - loss of $12,207) which can be attributed to the weakening of the US dollar. Our portfolio of marketable securities is largely Canadian currency denominated. The sharp appreciation of the Canadian dollar resulted in the bulk of the foreign exchange gain. Additionally, the continuing weakness in the US dollar has reduced our expenses that are denominated in other foreign currencies. Consequently, transactions denominated in US dollars are in effect less costly.

Our portfolio of marketable securities had an unrealized gain of $389,793 (compared to an unrealized loss of $778,230 in 2006) as the market rebounded. Additionally, our securities portfolio realized a loss of $94,855 on the sale of trading securities during the year ended December 31, 2007 compared to a gain in 2006 of $127,023. Other income derived from dividends fell slightly (2007 - $163,119; 2006 - $196,882). Interest expense is largely attributable to our convertible debentures which was essentially flat (2007 - $72,240; 2006 - $76,644).

Our basic and diluted loss per share for the year ended December 31, 2007 was $0.07 compared to $0.10 per share for the year ended December 31, 2006. The weighted average number of shares outstanding was 28,216,728 at December 31, 2007 compared to 26,718,248 for the year ended December 31, 2006. The increase in the weighted average number of shares outstanding can be attributed to the issuance of 668,202 shares in connection with a private placement financing completed during fiscal 2007.

Liquidity and Capital Resources

Historically, our principal source of funds is our available resources of cash and cash equivalents and investments, as well as debt and equity financings. During the year ended December 31, 2007, we received cash proceeds of $2,692,242 derived from the sale of gold recovered from the mineralized material at our Kwabeng Project during this financial reporting period.

Unrealized Gain on Trading Securities Held for Sale

Unrealized gain on trading securities held for sale represents the change securities as of the end of the financial reporting period. For the year ended December 31, 2007, we recognized an unrealized gain of $389,793 on trading securities held for sale, as compared to an unrealized loss of $778,230 for the year ended December 31, 2006. The change reflects a rebound in the value of our resource company investments following a significant decline during 2006. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash provided by financing activities for the year ended December 31, 2007 was $812,540 (2006 - $2,370,379).

As of December 31, 2007, we had working capital equity of $1,761,284, comprised of current assets of $2,556,515 less current liabilities of $795,231. Our current assets were comprised mostly of $334,265 in cash and cash equivalents and $2,167,741 in trading securities, which is based on our analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our trading securities are held in our investment portfolio with an established brokerage in Canada in which we primarily invest in the common shares and income trust fund units of publicly traded resource companies.

As we have received limited cash proceeds from the recovery of gold from our mineralized material since inception, we have historically relied on equity and debt financings to finance our ongoing operations. Existing working capital, and possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with our business plan, Management anticipates operating expenses and capital expenditures as follows: (i) $1,500,000 for exploration; (ii) $5,000,000 for mine operating, capital and administration costs at our Kwabeng Project; and (iii) $1,200,000 for general and administrative costs. At December 31, 2007, we had working capital of approximately $1,761,284, consisting of current assets comprised of $334,265 in cash and $2,167,741 in trading securities, less current liabilities of $795,231.

Absent deriving cash proceeds from the sale of gold recovered from the mineralized material at our Kwabeng Project in future financial periods or raising additional financing, we estimate that we will be able to continue operations for approximately 12 months. Until we achieve profitability, we will need to raise additional capital for our exploration programs. We intend to finance these expenses with our cash proceeds and to the extent that our cash proceeds are not sufficient, then from further sales of our equity securities or debt securities, or from investment income. Thereafter, we may need to raise additional capital to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or existing agreements and projects which could significantly and materially restrict our business operations.

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

Material Commitments

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

Significant Accounting Applications

Application of Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Mineral Properties

The valuation of our mineral properties (the “Assets”) is based upon the fair value of the securities issued as consideration for the purchase of the Assets. Specifically, we have restated our financial statements to indicate a value of the Assets based upon the following:

The number of securities issued as consideration for the Assets	2,698,350
multiplied by	x
the quoted bid price	.60

Consideration based on fair market value of shares	$ 1,619,010

Asset Retirement Obligation

The fair value of our asset retirement obligation is recorded as liabilities when they are incurred. As such, the valuation could be affected by the following:

Costs - When work actually commences on asset retirement obligations, actual costs could materially differ from what has been projected. This would materially affect the value of the obligation.

Ghanaian laws and regulations - If the Government of Ghana approves or changes laws and regulations that affect mining operations in Ghana, the cost of meeting our asset retirement obligations could change materially.

Deferred Income Taxes

As we have no history of profitability and currently have derived limited cash proceeds, we have recognized a 100% valuation on our future tax assets. If our company becomes profitable in the future, a material amount of these future tax assets could actually be realized.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in “Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48, however, this adoption has no material effect on our company’s consolidated financial position of results of operations and therefore no additional disclosure was necessary in our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We have assessed this pronouncement and have determined that implementation will have no material impact on our financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

We do not anticipate that the adoption of the foregoing pronouncements will have a material effect on our company’s consolidated financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required under this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-22, which appear at the end of this annual report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(T).	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer is not a financial or accounting professional, and we lack any accounting staff who are sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management’s Report on Internal Control over Financial Reporting

As we were not subject to the reporting requirements of the Securities Exchange Act of 1934 at December 31, 2007 our management was not then required to assess the effectiveness of our internal control over financial reporting as of December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board:

Name	Age	Position
James Longshore	41	President, Chief Executive Officer, Chief Financial Officer and Director
Richard Grayston	63	Chairman of the Board and Director
Peter Minuk	43	Vice-President, Finance and Director
Rebecca Kiomi Mori	58	Secretary and Treasurer and Director
Robert H. Montgomery	43	Director
Yves Pierre Clement	43	Vice-President, Exploration
Alhaji Nantogma Abudulai	65	Vice-President, Ghana Operations

James Werth Longshore, BA, Economics

President (Principal Executive Officer), Principal Financial Officer and Director

Mr. Longshore is one of the founders of our company and was appointed as President in March 2007 and a director in November 2006. Mr. Longshore has been a director of our Ghanaian subsidiaries, XGEL and XOG Ghana, since April 2006 and XG Mining, since June 2006 and an officer and director of Xtra Energy since March 2007. Mr. Longshore has approximately 16 years of business experience. Since 1995 to the present, Mr. Longshore has been President of Brokton International Ltd. (“Brokton”), a Turks & Caicos Islands, British West Indies based private investment company focused on investing in natural resource companies. Since February 2004 until February 2006, Mr. Longshore has provided financial advisory consulting services to our company through his corporation, Brokton. From 1990 to 1995, he was a salesman for UNUM Insurance Company selling in both the United States and Canada.

In August 2002, Mr. Longshore, formerly known as James Pincock, entered into a settlement agreement and order with the Ontario Securities Commission (the “OSC”). Pursuant to a settlement agreement reached between the OSC and Mr. Longshore, he voluntarily agreed to abide by the order which included, among other things, that he cease trading in securities for five years from the date of the order (until August 27, 2007), with the exception that after three years he can trade in securities beneficially owned by him in his personal accounts in his name, and that he be prohibited from becoming or acting as an officer or director of any issuer in Ontario or an officer or director of any issuer which has an interest directly or indirectly in any registrant, for a period of five years. Mr. Longshore paid the OSC approximately $17,740 for cost incurred by the OSC and its Staff with respect to the proceeding. Mr. Longshore disclosed this matter to the company prior to his appointment as a director and advised that as he was a non-resident of Ontario at the relevant time, he had sought, relied and acted upon poor financial and legal advice of Ontario advisors and completed certain securities transactions which ultimately gave rise to the Order.

Mr. Longshore devotes approximately 90% of his time to our company. He currently provides 10% of his time to unrelated companies. He has not entered into a management consulting agreement with our company.

Richard W. Grayston

Chairman and Director

Mr. Grayston was appointed as Chairman and a director of our company in March 2007. Since 1985, Mr. Grayston has been a self-employed business consultant with more than 22 years of experience in financial and economic consulting and public company management including preparation of valuations, feasibility studies, capital budgeting, financial reorganizations, profit improvement studies and business plans and going public and business brokerage during which time he has provided his consulting services to oil and gas, mineral exploration, technology, manufacturing, retail and wholesale consumer businesses. Since May 2008, Mr. Grayston has been a director of Ranger Canyon Energy Inc., a private Alberta, Canada oil and gas company seeking listing on the TSX Venture Exchange (the “TSXV”). Since January 1991 to May 2008, Mr. Grayston was a director of New Cantech Ventures Inc., an oil and gas and mineral exploration (diamonds and gold) company listed on the TSXV. From April 1980 to September 1985, Mr. Grayston served as the Executive Vice President, Secretary and a director of Brent Resources Group Ltd., a TSXV and NASDAQ listed junior oil company with operations in Canada, the U.S.A. and Australia. Mr. Grayston received a Ph.D. in Business Administration, Finance and Economics from the University of Chicago in 1971, a MBA from the University of Chicago in 1969, a BA, in Commerce and Business Administration from the University of British Columbia in 1966 and has been a certified general accountant since 1977.

Peter Minuk

Vice-President, Finance and Director

Mr. Minuk was appointed as Vice-President, Finance and a director of our company in March 2007. Mr. Minuk has more than 20 years of experience in finance and investment as well as experience in project management, training and developing staff and client relationships. Prior to joining our company, from 1990 to 2006, Mr. Minuk was employed by BMO InvestorLine (“BMO”) in connection with implementing project management protocols. During his employment with BMO, Mr. Minuk was the Intranet Content Developer (2001 to 2006) where he was responsible for coding, authoring and researching information for posting on this company’s intranet web site, the National Work Force Analyst (1998 to 2000) where he was responsible for the implementation of a call center management scheduling program, the Emerging Technologies Officer (1996 to 1998) where he mapped out the core functionality of the initial internet trading site for BMO and the Trading Desk Supervisor (1993 to 1995) where he was responsible for the supervision of 30 traders and an Options Specialist (1990 to 1993) where he placed customer trades for stocks, bonds and options. Mr. Minuk received a Masters Certificate in Project Management from the Schulich School of Business, York University in 2005. He obtained his FCSI (Fellow of the Canadian Securities Institute) in 1989 and completed the Business Administration program from Southern Alberta Institute of Technology in 1985.

Mr. Minuk devotes approximately 90% of his time in consulting services to our company. He currently provides 10% of his time to unrelated companies. He has entered into a management consulting agreement as well as a non-disclosure agreement with our company.

Rebecca Kiomi Mori

Secretary and Treasurer and Director

Ms. Mori was appointed Secretary and Treasurer of our company in September 2005 and was further appointed as a director of our company in April 2006. Since March 2007, Ms. Mori has been a director of Verbina Resources Inc. (“Verbina”) and was appointed Secretary-Treasurer in August 2007. Verbina is a uranium and silica exploration company listed on the TSXV. Ms. Mori has approximately 25 years of legal experience. During the last 13 years, she has worked exclusively with both public and private mining companies and also at a Toronto, Ontario, Canada corporate securities law firm. Prior to joining our company as Secretary and Treasurer, Ms. Mori was (i) the Corporate Securities Legal Assistant for Roxy Resources Inc., a private Canadian mining company from December 2003 to May 2005, (ii) a consultant to our company from June 2005 to August 2005 for purposes of becoming Secretary and Treasurer, and (iv) responsible for the corporate operations including the maintenance of corporate records and regulatory reporting requirements for Valucap Investments Inc. from July 1997 to June 2004 and Romarco Minerals Inc. from May 1997 to March 2003. Prior thereto, she was a corporate securities legal assistant and/or law clerk at numerous Toronto, Canada law firms. Ms. Mori has diverse legal experience with respect to securities, corporate, accounting, finance and litigation matters and is knowledgeable and experienced in Canadian and U.S. securities matters.

Ms. Mori devotes approximately 75% of her time in consulting services to our company. She provides 25% of her time to unrelated companies. She has entered into a management consulting agreement as well as a non-disclosure agreement with our company.

Robert H. Montgomery, CA

Director

Mr. Montgomery was appointed as a director of our company in March 2007. Mr. Montgomery has more than 13 years of experience as a chartered accountant and auditor and since February 2004 to the present time, he has been a Sarbanes Oxley contractor to the Canadian Imperial Bank of Commerce (CIBC), from February 2004 to January 2005, the Bank of Montreal (BMO) from January to September 2005 and a major Canadian investment dealer from September 2005 to December 2006 where he was responsible for documentation and testing of key financial and non-financial controls for various lines of business and assisted in the preparation and transfer of Sarbanes Oxley audit files and supporting documentation from their project groups to internal and external auditors. Mr. Montgomery assisted in the design of process narrative and control testing documents, planned and supervised the control testing program at a major Canadian investment dealer and assisted in the remediation of control gaps and weaknesses identified during the testing process and as identified by its external auditors. At CIBC, Mr. Montgomery assisted in the update and maintenance a database identifying key accounts, linking them to controls procedures, testing and lines of business and assisted in the remediation of control gaps and weaknesses identified during the testing process. He was not employed during the periods December 2006 to March 2007 and August 2003 to February 2004. Prior thereto, from January 2001 to August 2003, Mr. Montgomery was the Manager, Financial Operations of Ellis Entertainment Corporation, Toronto where he was responsible for accounting and financial reporting. Mr. Montgomery was a Senior Auditor and Auditor of the US/Canada Regional Audit Group of Walt Disney Company in Toronto from 1998 to 2000 and 1996 to 1997 respectively where he conducted contractual compliance audits for the product licensing divisions throughout the U.S. and Canada assessing audit risk factors and developing methodologies to validate information supplied by licensees relating to royalty reporting and maintenance of quality controls for licensed products. Prior thereto, Mr. Montgomery was a Senior Staff Accountant - Audit from 1994 to 1995 at Price Waterhouse LLP, Toronto, an audit and tax contractor from 1992 to 1994 and a Staff Accountant - Audit at Deloitte & Touche LLP, Toronto from 1990 to 1992. He obtained his Chartered Accountant designation from the Institute of Chartered Accountants of Ontario in 1994 and a BA, Double Major Economics and Geography from the University of Victoria, Victoria, British Columbia in 1985

Yves Pierre Clement, P. Geo.

Vice-President, Exploration of the Registrant

Mr. Clement was appointed Vice-President, Exploration of our company in May 2006. Mr. Clement has over 19 years experience in the generation, evaluation and development of a wide variety of mineral resources hosted by a broad spectrum of geological environments in Canada and South America. Prior to joining our company, Mr. Clement was senior project geologist for Lake Shore Gold Corp. in the Timmins lode gold camp from August 2005 to April 2006 and was formerly exploration manager for Aurora Platinum Corp.’s Sudbury operations from August 2000 to July 2005. Prior to joining Aurora, Mr. Clement was senior project geologist/exploration manager for Southwestern Resources Corp. where he was responsible for the generation of precious and base metal exploration opportunities in Peru and Chile. Mr. Clement’s experience will allow us to further maximize the value of our existing portfolio of projects, as well as allowing us to expand our strategy of growth through strategic acquisitions.

Mr. Clement devotes approximately 50% of his time in consulting services to our company. He provides 50% of his time to an unrelated company. He has entered into a management consulting agreement but has not entered into a non-competition and non-disclosure agreement with our company.

Alhaji Nantogma Abudulai, BA

Vice-President, Ghana Operations

Mr. Abudulai was appointed as Vice-President, Ghana Operations of our company in April 2005. He is also the Secretary and the President, Community Relations and a director of our Ghanaian subsidiaries. Mr. Abudulai has more than 12 years of business experience in the mining industry. Since 1994 to the present, he has been the managing director of CME (Ghana) Ltd. and a director of CME (Nigeria) Ltd. where his responsibilities included protocol and coordination of government and local authority affairs in Ghana and overseeing logistical support. Mr. Abudulai is familiar and experienced with respect to obtaining mining permits, prospecting and reconnaissance licenses and the government regulations relating thereto and is knowledgeable in connection with environmental and forestry issues, immigration and customs affairs. He is also the President of the Canadian Business Association in Ghana. Mr. Abudulai’s primary responsibilities with our company are the management of our Ghanaian subsidiaries and the continued improvement of community and government relations. His experience and background will assist us with respect to acquiring approvals, prospecting licenses, mining leases and related permits and renewals from the relevant government authorities in order to advance our operations in Ghana, acting as our primary government liaison in connection therewith and will be involved in the hiring of skilled mining personnel and laborers for our mining operations.

Mr. Abudulai devotes approximately 60% of his time in consulting services to our company. He provides 40% of his time to unrelated companies. He has entered into a management consulting agreement and a non-disclosure agreement with our company.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Consultants

One of our business strategies is to outsource other services as required by our company from time to time by engaging consultants on an as-needed basis or entering into special purpose contracts with a view to maintaining our overhead at a reasonable, affordable cost.

We engage the consulting services of a majority of our officers. We further engage the consulting services of our Senior Project Manager, Exploration and Mine Manager with respect to our Ghanaian subsidiaries and have entered into consulting agreements with each of them.

We previously engaged the consulting services of John Douglas Mills, as our Project Manager, Operations through JD Mining Ltd., a consulting company for placer gold exploration and mining of which Mr. Mills has been the President since 1994 to the present. Mr. Mills has 30 years’ international experience in the mining industry, including more than 13 years’ prior experience in Ghana from 1990 to 2004 with respect to placer gold mining operations. Mr. Mills’ consulting services were terminated effective March 1, 2008, however, he has agreed to provide his services in Ghana on an “as needed” basis. Our operations in Ghana are now overseen by the General Manager and the other managers referred to above.

Compliance with Section 16(a) of the Exchange Act

We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, and, therefore, our directors and executive officers, and persons who own more than 10% of our common stock are not required to file with the Securities and Exchange Commission reports disclosing their initial ownership and changes in their ownership of our common stock.

Corporate Governance Matters

Committees Generally

Our Board has not established any committees. In March 2007, we expanded our Board by appointing two independent directors, Mr. Richard Grayston and Mr. Robert Montgomery, and we intend to establish audit and compensation committees in the future.

Audit Committee

Our Board has not yet established an audit committee. The functions of the audit committee are currently performed by the entire Board. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee. We may establish an audit committee in the future if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence

Our Board consists of five members. Although, we are not currently subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, two of our directors are considered to be an “independent” director, within the meaning of Nasdaq Marketplace Rule 4200.

Audit Committee Financial Expert

While we have not yet established an audit committee, Robert Montgomery is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee (board of directors) who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the company’s financial statements, (d) understands internal controls over financial reporting (e) understands audit committee functions, and (f) is an independent director.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. A copy of our Code of Ethics is filed as an exhibit to our registration statement which became effective on May 12, 2008, and we will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

Nominating Committee

We have not yet established a nominating committee. Our Board, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not yet established a compensation committee. Our Board, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

Nomination of Directors

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each of the two fiscal years ended December 31, 2007 and 2006 respectively, to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

James Longshore CEO, CFO (1)	2007	0	0	0	14,040	0	0	0	14,040

William Edward McKechnie, CEO, CFO and Chairman (2)	2007 2006	22,000 (3) 43,223 (3)	0 0	0 0	0 176,247(3)	0 0	0 0	0 0	22,000 220,070

(1)	Mr. Longshore was appointed as our CEO and CFO on March 3, 2007.

(2)

Mr. McKechnie served as our CEO, CFO and Chairman from August 26, 2005 to March 2007. Our company had entered into a management consulting agreement with Goldeye Consultants Ltd., a corporation of which Mr. McKechnie is a director and from which Mr. McKechnie received this compensation. Mr. McKechnie has executed a non-disclosure and non-competition agreement.

(3)	All of the 716,000 nonqualified stock options previously granted to Mr. McKechnie on June 21, 2005, April 21, 2006 and August 1, 2006 were cancelled in March 2007.

We are not a party to any management consulting agreement with Mr. Longshore who serves as our Chief Executive Officer. The terms of his compensation was determined by our Board of which he is a member. The Board considered a number of factors in determining Mr. Longshore’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Board did not consult with any experts or other third parties in fixing the amount of Mr. Longshore’s compensation. During fiscal 2007, Mr. Longshore’s compensation package consisted of the granting of options to purchase 54,000 shares of our common stock with an exercise price of $0.75 per share. The amount of compensation payable to Mr. Longshore can be increased at any time upon the determination of the Board.

Management Consulting Agreements

We have entered into the following management consulting agreements with officers of our company.

Management Consulting Agreement Vice-President, Finance

We initially entered into a management consulting agreement with our Vice- President, Finance (the “VPF”), Peter Minuk, on March 24, 2007. On mutual agreement, both parties have agreed to terminate this agreement which has been superseded in its entirety by a management consulting agreement dated July 1, 2007 for a term of one year. We are currently negotiating with Mr. Minuk to amend the terms of the agreement. Our VPF is compensated approximately $3,005 per month and is reimbursed for expenses incurred by him on behalf of our company. The VPF shall provide certain services to our company including, but not limited to, preparation and/or filing financial reports, press releases and regulatory filings, updating investor presentations, preparation of budgets, assisting with the development, execution and communication of our overall financial strategy to its stockholders through the design and execution of a strategy to communicate key elements of its financial objectives, assessing our financial management needs and current capabilities from time to time and providing such assessments to the President and/or the Board, providing recommendations to the Chief Executive Officer and/or the Board on major financial decisions and carrying out the financial policy decisions made by our senior management and reviewing all financial reports prepared by our subsidiaries and discussing same with the Chief Executive Officer and/or the Board, assisting our President with the day-to-day management of our company and liaising with our legal counsel, auditors, stock transfer agent and all other professional advisors from time to time.

Management Consulting Agreement with Vice-President, Exploration

We entered into a management consulting agreement with our Vice-President, Exploration (VPE”), Yves Clement, on May 1, 2006 for a term of 36 months. Our VPE is paid approximately $5,007 per month and is reimbursed for expenses incurred by him on behalf of our company. Our VPE shall be paid compensation equivalent to 18 months’ fees, based on the rate of compensation being paid at the relevant time in the event of (i) termination without cause; or (ii) a Change of Control. Our VPE shall provide certain services to our company including, but not limited to, making project or property site attendances as may be required from time to time, preparing progress reports with respect to our mineral exploration projects, conducting due diligence as may be required from time to time in connection with potential mineral properties; reviewing geological data and liaising with principal owners of mineral properties in which our company may wish to acquire an interest, meeting with government authorities and retaining technical experts, making recommendations to the Board and its relevant committees with respect to the acquisition and/or abandonment of mineral exploration properties and preparing and implementing, subject to Board approval, plans for the operation of our company including plans for exploration programs, costs of operations and other expenditures in connection with our mineral projects.

Management Consulting Agreement with Vice-President, Ghana Operations

We entered into a management consulting agreement with our Vice-President, Ghana Operations (“VPG”), Alhaji Nantogma Abudulai, on November 1, 2006 for a term of one year which was subsequently renewed on November 1, 2007, by way of oral agreement, for a further one year term. Our VPG is paid $1,000 per month and is reimbursed for expenses incurred by him on behalf of our company. Our VPG shall provide certain services to our company including, but not limited to, managing and improving community and government relations as may be required from time to time including but not necessarily restricted to, relationships with the Minerals Commission, the Minister of Lands, Forestry and Mines, the Water Resource Commission, the EPA and the GNPC, by acting as our primary liaison and attending meetings with related officials, managing specific executions on an as needed basis including, but not limited to, facilitating the procurement of licenses, leases, permits and other government approvals and handling any political or environmental issues that may arise from time to time, participating in property acquisitions and dispositions from time to time and reviewing all material contracts to be entered into by our Ghanaian subsidiaries.

Management Consulting Agreement with Secretary and Treasurer

We initially entered into a management consulting agreement with our Secretary and Treasurer (the “ST”), Kiomi Mori, on July 1, 2006 for a term of five years. On mutual agreement, both parties have agreed to terminate this agreement which has been superseded in its entirety by a management consulting agreement dated December 1, 2007 for a term of one year. We are currently negotiating with Ms. Mori to amend the terms of the agreement. Our ST is compensated approximately $6,510 per month and is reimbursed for expenses incurred by her on behalf of our company. The ST shall provide certain services to our company including, but not limited to, preparing and maintaining all corporate records and overseeing all corporate and regulatory filings, preparing and/or filing financial reports and press releases, updating investor presentations, assisting our Chief Executive Officer and VPF with the day-to-day management of our company and liaising with our legal counsel, auditors, stock transfer agent and other professional advisors.

Compensation of Management

The terms of these management consulting agreements were determined at the time by our then constituted Board, two members of which were our executive officers who were parties to certain of these agreements. Our currently constituted Board believes that the compensation payable to our executive officers is appropriate in light of the risks and uncertainty of our business, the time committed by such individuals, the compensation levels of other executives in similarly sized companies and their ability to command at least this level of salary in other commercial operations. The Board has complete authority in determining the amount of compensation to be paid and the other terms of management compensation. At the time of entering into the foregoing agreements, our Board did not consult with any consultants or other third parties in determining the amount of compensation to be paid under the management consulting agreements.

Settlement and Termination Agreement

In July 2006, we entered into a management consulting agreement with our CEO for a term of five years. Mr. McKechnie, our then CEO, was compensated approximately $4,251 per month, through Goldeye Consultants Ltd. (“Goldeye”), a Turks & Caicos Islands, British West Indies private corporation of which he is a director.

In March 2007, Mr. McKechnie resigned as CEO and Chairman of our company and the management consulting agreement was terminated. On March 22, 2007, Mr. McKechnie entered into a Settlement Termination Agreement with us pursuant to which he provided his resignation as a director and also agreed to the termination of the management consulting agreement. Under the terms of the Settlement Termination Agreement, Mr. McKechnie was to be paid a termination payment of approximately $22,710 which includes reimbursement of expenses incurred until termination. Mr. McKechnie had executed a non-disclosure and non-competition agreement which restricts Mr. McKechnie from competing with us for a period of two years following termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2007 to each person named in the Summary Compensation table.

NAME (A)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE (B)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE (C)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#) (D)	OPTION EXERCISE PRICE ($) (E)	OPTION EXPIRATION DATE (F)	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#) (G)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (H)	EQUITY INCENTIVE PLANA AWARDS NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#) (I)	EQUITY INCENTIVE PLAN AWARDS MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#) (J)

James Longshore	40,500	121,500	0	0.75	March 12, 2010	0	0	0	0

William Edward McKechnie (1)	42,000 22,200	174,000 177,780	0 0	0.70 0.90	April 21, 2009 August 1, 2009	0 0	0 0	0 0	0 0

(1)

Mr. McKechnie served as our CEO, CFO and Chairman from August 26, 2005 to March 2007. All of the nonqualified stock options previously granted to Mr. McKechnie on April 21, 2006 and August 1, 2006 were cancelled in March 2007.

2005 Equity Incentive Compensation Plan

On June 21, 2005, our board of directors authorized, approved and adopted, our 2005 Equity Incentive Compensation Plan. As the Plan was not submitted to our shareholders for approval and was not approved by our shareholders, we are not permitted to issue any options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Plan. As at the date of this Report, we have granted options to purchase an aggregate of 1,480,000 shares of our common stock, of which 100,000 options have been cancelled. Pursuant to Board approval, 300,000 options will be cancelled, if not exercised by June 1, 2008.

The purpose of the Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Our Board, or a committee of the board, will administer the Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each option and the exercise price.

Plan options may only be non-qualified options. In addition, the Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the committee. All awards granted under the Plan are made on a case by case basis, and the Board does not have any policy regarding timing of grants, amount of shares subject to any option to be granted or the exercise price, except that the Board does consider and/or approve option grants to incoming officers and directors at the time of their appointment.

Eligibility

Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the Plan.

Administration

The Plan will be administered by our Board or an underlying committee. The Board or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the dates such Plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the Board or committee. As of the date of this Report, the entire Board administers the Plan.

Shares Subject to Awards

We have currently reserved 3,000,000 of our authorized but unissued shares of common stock for issuance under the Plan, and a maximum of 3,000,000 shares may be issued, unless the Plan is subsequently amended, subject to adjustment in the event of certain changes in our capitalization, without further action by our Board and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the Plan, there is no maximum or minimum number of shares as to which a stock grant or Plan option may be granted to any person. Shares used for stock grants and Plan options may be authorized and unissued shares or shares reacquired by us. Shares covered by Plan options which terminate unexercised or shares subject to stock awards which are forfeited or cancelled will again become available for grant as additional options or stock awards, without decreasing the maximum number of shares issuable under the Plan.

The Plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the option may be assumed, converted or replaced by the successor corporation (if any) or may substitute equivalent awards or provide substantially similar consideration to awardees. In the event such successor corporation (if any) refuses or otherwise declines to assume or substitute awards, as provided above, (i) the vesting of any or all Awards granted pursuant to this Plan will accelerate immediately prior to the effective date of a transaction described above and (ii) any or all Options granted pursuant to the Plan will become exercisable in full prior to the consummation of such event at such time and on such conditions as the board of directors or underlying committee determines. If such Options are not exercised prior to the consummation of the corporate transaction, they shall terminate at such time as determined by the Board or underlying committee.

Terms of Exercise

The Plan provides that the options granted thereunder shall be exercisable from time to time in whole or in part, unless otherwise specified by the committee or by the Board.

Exercise Price

The purchase price for shares subject to options is determined by the Board or the committee and may be below fair market value on the day of grant. If the purchase price is paid with consideration other than cash, the Board or the committee shall determine the fair value of such consideration to us in monetary terms.

The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

Manner of Exercise

Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefor. Payment shall be in cash, checks, certified or bank cashier’s checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which shall be acceptable to the Board or the committee.

Option Period

The term of each non-qualified stock option is determined and fixed by the Board or underlying committee.

Termination

Except as otherwise expressly provided in the option agreement, all Plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee’s right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

In the event of termination of employment because of death while an employee or because of disability, the optionee’s options may be exercised not later than the expiration date specified in the option or one year after the optionee’s death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or three months after the optionee’s retirement, whichever date is earlier.

If an optionee’s employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier.

If an optionee’s employment shall terminate for any reason other than death or disability, such optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate.

If an optionee’s employment with us is terminated for any reason whatsoever, and within three months after the date thereof optionee either (i) accepts employment with any competitor of, or otherwise engages in competition with us, or (ii) discloses to anyone outside our company or uses any confidential information or material of our company in violation of our policies or any agreement between the optionee and our company, the committee, in its sole discretion, may terminate any outstanding stock option and may require optionee to return to us the economic value of any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee’s employment with us is terminated.

The Board or underlying committee may, if an optionee’s employment with us is terminated for cause, annul any award granted under the Plan to such employee and, in such event, the board of directors or underlying committee, in its sole discretion, may require optionee to return to us the economic value of any award that was realized or obtained by optionee at any time during the period beginning on that date that is six months prior to the date optionee’s employment with us is terminated.

Modification and Termination of Plan

The Board or committee may amend, suspend or terminate the Plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the Plan. Any such termination of the Plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless terminated by the Board, the Plan shall continue to remain effective until such time as no further awards may be granted and all awards granted under the Plan are no longer outstanding.

Compensation of Directors

As of March 2007, we established compensation arrangements for our directors for each individual’s service and expense on our board of directors as follows: (a) Richard Grayston - approximately $2,040 on a quarterly basis, (b) James Longshore - approximately $2,040 on a quarterly basis, (c) Peter Minuk - approximately $1,530 on a quarterly basis, (d) Robert Montgomery - approximately $1,530 on a quarterly basis; and (e) Kiomi Mori - approximately $1,530 on a quarterly basis.

As of December 31, 2007, we did not pay fees to directors for their attendance at meetings of the Board of Directors. The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION

NAME (A)	FEES EARNED OR PAID IN CASH ($) (B)	STOCK AWARDS ($) (C)	OPTION AWARDS ($) (D)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (E)	NON-QUALIFIED DEFERRED COMPENSATION EARNNGS ($) (F)	ALL OTHER COMPENSATION ($) (G)	TOTAL ($) (H)

William Edward McKechnie (1)	0	0	0	0	0	0	0

James Longshore	6,800	0	28,080(2)	0	0	0	34,880

Rebecca Kiomi Mori	5,100	0	0	0	0	0	5,100

Richard Grayston	6,800	0	28,080(2)	0	0	0	34,880

Peter Minuk	5,100	0	28,080(2)	0	0	0	33,180

Robert Montgomery	5,100	0	28,080(2)	0	0	0	33,180

(1)	Mr. McKechnie resigned as Chairman and director in March 2007.
(2)	The named director noted in the above table was granted 108,000 options in 2007 for acting in such capacity.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At May 20, 2008, we had 29,818,359 shares of common stock issued and outstanding. The following table sets forth information known to us as of May 20, 2008 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Suite 301, 360 Bay Street, Toronto, Ontario, Canada, M5H 2V6. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
James Longshore	2,072,000 shares (1)	6.95%
Rebecca Kiomi Mori	78,000 shares (2)	.26%
Yves Pierre Clement	225,000 shares (3)	.75%
Alhaji Nantogma Abudulai	175,000 shares (4)	.59%
Richard W. Grayston	92,500 shares (5)	.31%
Peter Minuk	47,000 shares (6)	.16%
Robert H. Montgomery	48,000 shares (7)	.16%
Officers and Directors as a Group (7 persons)	2,737,500 shares (1) to (7)	9.18%
5% Stockholders
Brokton International Ltd.	2,072,000 shares (1)	6.95%
Mark T. McGinnis	2,129,026 shares (8)	7.14%

(1)

Consists of (a) 2,000,000 shares which are owned by Brokton International Ltd.; (b) Consists of 63,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 9,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely June 12 and July 12, 2008. Does not include 90,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 4,500 in each month. Brokton International Ltd. (“Brokton”) is a British West Indies corporation, whose sole beneficial owner is James Longshore. Mr. Longshore exercises sole investment, voting and disposition powers over the shares included in the table.

(2)

Consists of 72,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely May 21 and June 21, 2008. Does not include 30,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(3)

Consists of (a) 216,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (b) 18,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely June 1 and July 1, 2008. Does not include 90,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 9,000 in each month.

(4)

Consists of (a) 100,000 shares of common stock; (b) 72,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely June 1 and July 1, 2008. Does not include 30,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(5)

Consists of (a) 25,000 shares of common stock; (b) 63,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 9,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely June 5 and July 5, 2008. Does not include 90,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 4,500 in each month.

(6)

Consists of (a) 2,000 shares of common stock; (b) 42,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely June 5 and July 5, 2008. Does not include 60,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(7)

Consists of (a) 42,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (b) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely June 12 and July 12, 2008. Does not include 60,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(8)	Consists of (a) 1,976,681 shares of common stock held by Mark McGinnis; and (b) 155,845 shares of common stock held by his spouse.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting Agreement with Principal Shareholder

From February 1, 2004 through February 1, 2006, we were a party to a consulting agreement with Brokton International Ltd. (“Brokton”), a company which, as of the date of this Report, owns 6.95% of our common stock and one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock. Under the terms of this agreement, we engaged Brokton as a consultant to advise our Management with respect to hiring additional qualified management, providing support with respect to operational matters and government compliance in Ghana, mergers and acquisitions and financial advisory. James Longshore, our President and one of the directors of our company, is the President of Brokton and exercises sole investment, voting and disposition powers over the shares of Brokton. Mr. Longshore is also a director of our wholly-owned subsidiaries, XGEL and XOG Ghana (since April 2006) and Chief Operating Officer (since February 2007) and a director of XG Mining (since June 2006) and Chief Operating Officer (since February 2007) and a director and officer of Xtra Energy (since March 2007). From February 2004 to February 2006, we paid Brokton an aggregate of $53,176 for its consulting services and reimbursed Brokton for expenses incurred by Brokton on behalf of our company.

A Principal Shareholder Manages our Investment Portfolio

We currently, and since approximately four years ago, maintain our brokerage account with Haywood Securities Inc. (“Haywood”) in connection with our investment accounts. Haywood provides us with investment recommendations and custodial services. Haywood is a member of the Toronto Stock Exchange, the TSXV, the Montreal Exchange, the Canadian Trading and Quotation System, the Canadian Investor Protection Fund, and the Investment Dealers Association of Canada. In addition, Haywood Securities (USA) Inc., a wholly owned subsidiary is a broker-dealer registered to transact securities business in the United States and a member of the National Association of Securities Dealers. We pay Haywood ordinary brokerage commissions on trade transactions and our accounts with Haywood can be terminated at any time. Mark McGinnis, a shareholder who, as at the date of this Report, owns 7.13% of our common stock and one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock, is an investment advisor with Haywood and is the manager of our accounts with Haywood.

Director Independence

Two of the members of our board of directors (Robert H. Montgomery and Richard W, Grayston) are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Davidson & Company LLP is our principal accountant for our audit of annual financial statements and review of the financial statements included in this Report and served as our independent registered public accounting firm for 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by such firm for 2007 and 2006.

	2007	2006
Audit Fees	$95,928	$93,750
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	4,500	10,000
Total	$100,428	$103,750

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in this Report and services that are normally provided by the independent auditors in connection with their engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees

This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of our Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2007 were pre-approved by the entire Board.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

2.1	Stock Exchange Agreement dated October 31, 2003, by and between Xtra-Gold Resources Corp. and the former shareholders of Xtra Energy Corp. (formerly Xtra-Gold Resources, Inc.) (1)
3.1	Articles of Incorporation of Silverwing Systems Corporation filed on September 1, 1998 (1)
3.2	Articles of Amendment filed on August 19, 1999 to change our name to Advertain On-Line Inc. (1)
3.3	Articles of Amendment filed June 18, 2001 to change our name to RetinaPharma International, Inc. (1)
3.4	Articles of Amendment filed on October 8, 2001 to increase our capital stock from 25,000,000 to 100,000,000 shares (1)
3.5	Articles of Amendment filed December 16, 2003 to change our name to Xtra-Gold Resources Corp. and to increase our capital stock from 100,000,000 to 250,000,000 shares (1)
3.6	By-laws (1)
4.1	Form of common stock purchase warrant (1)
4.2	Form of convertible debenture (1)
10.1	2005 Equity Compensation Plan (1)
10.2	Memorandum of Agreement dated October 28, 2003, by and between Xtra Energy Corp. (formerly Xtra-Gold Resources, Inc.) and Ranger Canyon Energy Inc. (formerly CaribGold Minerals, Inc.) (1)
10.3	Agreement dated February 16, 2004 by and between Xtra-Gold Resources Corp. and Akrokeri-Ashanti Gold Mines Inc. (1)
10.4	Share Purchase Agreement dated December 22, 2004 between Xtra-Gold Resources Corp. and 2058168 Ontario Inc., the trustee for the former note holders of Akrokeri-Ashanti Gold Mines Inc. (1)

10.5

Share Purchase Agreement dated December 22, 2004 among Xtra-Gold Resources Corp., 2058168 Ontario Inc., the trustee for the former debenture holders of Akrokeri-Ashanti Gold Mines Inc. and 2060768 Ontario Corp. (1)

10.6	Stock Cancellation Agreement dated December 22, 2004 by and between Paul Zyla and Xtra-Gold Resources Corp. with respect to the cancellation of 24,000,000 shares (1)
10.7	Stock Cancellation Agreement dated December 22, 2004 by and between William Edward McKechnie and Xtra-Gold Resources Corp. with respect to the cancellation of 23,000,000 shares (1)
10.09	Stock option agreement dated September 5, 2005 with William Edward McKechnie, as optionee (1)
10.10	Stock option agreement dated April 21, 2006 with William Edward McKechnie, as optionee (1)
10.11	Stock option agreement dated April 21, 2006 with Kiomi Mori, as optionee (1)
10.12	Stock option agreement dated May 1, 2006 with Michael Byron, as optionee (1)
10.13	Stock option agreement dated May 1, 2006 with Yves Clement, as optionee (1)
10.14	Stock option agreement dated May 1, 2006 with Alhaji Abudulai, as optionee (1)
10.15	Stock option agreement dated August 1, 2006 with William Edward McKechnie, as optionee (1)
10.16	Stock option agreement dated August 1, 2006 with John Douglas Mills, as optionee (1)
10.17	Management consulting agreement dated May 1, 2006 with Yves Clement (1)
10.18	Management consulting agreement dated July 1, 2006 with Goldeye Consultants Ltd. (1)
10.19	Management consulting agreement dated July 1, 2006 with Rebecca Kiomi Mori (1)
10.20	Consulting agreement dated August 1, 2006 with JD Mining Ltd. (1)
10.21	Management consulting agreement dated November 1, 2006 with Alhaji Nantogma Abudulai (1)
10.22	Mining lease with respect to the Kwabeng concession (1)
10.23	Mining lease with respect to the Pameng concession (1)
10.24	Prospecting license with respect to the Banso and Muoso concessions (1)
10.25	Prospecting license with respect to the Apapam concession (1)
10.26	Prospecting license with respect to the Edum Banso concession (1)
10.27	Option Agreement dated October 17, 2005 between Xtra-Gold Exploration Limited and Adom Mining Limited (1)
10.28	Consulting agreement dated January 17, 2006 between Xtra-Gold Mining Limited and Bio Consult Limited (1)
10.29	Purchase and Sale Agreement dated September 1, 2006 between Xtra Oil & Gas Ltd. and TriStar Oil & Gas Partnership (1)
10.30	Amending Agreement dated October 19, 2006 between Xtra-Gold Exploration and Adom Mining Limited (1)
10.31	Stock option agreement dated March 5, 2007 with Richard W. Grayston, as optionee (1)
10.32	Stock option agreement dated March 5, 2007 with Peter Minuk, as optionee (1)
10.33	Stock option agreement dated March 12, 2007 with Robert H. Montgomery, as optionee (1)
10.34	Stock option agreement dated March 12, 2007 with Brokton International Ltd., as optionee (1)
10.35	Stock option agreement dated March 12, 2007 with John Douglas Mills, as optionee (1)
10.36	Consulting agreement dated March 20, 2007 with JD Mining Ltd. (1)
10.37	Settlement termination agreement dated March 22, 2007 with Goldeye Consultants Ltd. and William Edward McKechnie (1)
10.38	Lease with 360 Bay Street Limited dated March 29, 2007 (1)
10.39	Termination agreement dated January 31, 2008 with JD Mining Ltd. and John Douglas Mills (1)
14	Code of Ethics (1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to the registration statement on Form SB-2 on Form S-1, SEC File No. 333-139037

SIGNATURES

(General Instruction D)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 23, 2008	XTRA-GOLD RESOURCES CORP.
(Registrant)

/s/ James Werth Longshore
By	_________________________
James Werth Longshore
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Werth Longshore _________________________ James Werth Longshore	President, Chief Executive Officer, Chief Financial Officer and Director	May 23, 2008

/s/ Rebecca Kiomi Mori _________________________ Rebecca Kiomi Mori	Secretary and Treasurer and Director	May 23, 2008

/s/ Richard W. Grayston _________________________ Richard W. Grayston	Chairman and Director	May 23, 2008

/s/ Peter Minuk _________________________ Peter Minuk	Vice-President, Finance and Director	May 23, 2008

/s/ Robert H. Montgomery _________________________ Robert H. Mongomery	Director	May 23, 2008

XTRA-GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2007

DAVIDSON & COMPANY LLP
	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Xtra-Gold Resources Corp. and subsidiaries

(an exploration state company)

We have audited the accompanying consolidated balance sheets of Xtra-Gold Resources Corp. and subsidiaries (an exploration stage company) as at December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

March 7, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT DECEMBER 31

	2007	2006

ASSETS

Current
Cash and equivalents	$334,265	$279,995
Investment in trading securities, at fair value (cost of $2,160,741 (2006 - $3,002,267)) (Note 4)	2,167,741	2,650,685
Receivables and other	54,509	93,689

Total current assets	2,556,515	3,024,369

Equipment (Note 5)	260,024	90,072
Deferred financing costs (Note 6)	23,101	32,342
Mineral properties (Note 8)	1,625,594	1,647,594

TOTAL ASSETS	$4,465,234	$4,794,377

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$795,231	$237,942

Total current liabilities	795,231	237,942

Convertible debentures (Note 9)	900,000	900,000
Asset retirement obligation (Note 10)	28,399	48,237
Total liabilities	1,723,630	1,186,179

Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
28,756,359 common shares (December 31, 2006 – 28,088,157 common shares)	28,756	28,088
Additional paid in capital	9,252,166	8,244,671
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(5,111,554)	(3,236,797)
Total stockholders’ equity	2,741,604	3,608,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,465,234	$4,794,377

History and organization of the Company (Note 1)

Contingency and commitments (Note 16)

Subsequent event (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2006

EXPENSES
Amortization	$54,179	$37,760	$15,365
Exploration	5,813,045	3,932,845	1,091,948
General and administrative	2,992,532	1,348,898	1,008,933
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(8,885,756)	(5,319,503)	(2,116,246)

OTHER ITEMS
Foreign exchange gain (loss)	491,844	366,687	(12,207)
Interest expense	(188,973)	(72,240)	(76,644)
Realized gains (losses) on sales of trading securities	193,633	(94,855)	127,023
Net unrealized gain (loss) on trading securities	1,473	389,793	(778,230)
Other income	487,553	163,119	196,882
Recovery of gold	2,692,242	2,692,242	—
Gain (loss) on disposal of property	96,430	—	96,430

	3,774,202	3,444,746	(446,746)

Loss for the period	$(5,111,554)	$(1,874,757)	$(2,562,992)
Basic and diluted loss per common share		$(0.07)	$(0.10)
Basic and diluted weighted average number of common shares outstanding		28,216,728	26,718,248

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(5,111,554)	$(1,874,757)	$(2,562,992)
Items not affecting cash:
Amortization	54,179	37,760	15,365
Amortization of deferred financing costs	23,101	9,241	9,240
Accretion of asset retirement obligation	10,534	2,162	4,404
Shares issued for services	5,500	—	—
Stock-based compensation	442,686	195,623	206,041
Unrealized foreign exchange gain	(568,581)	(416,970)	(156)
Realized (gain) losses on sale of trading securities	(193,633)	94,855	(127,023)
Purchase of trading securities (Note 4)	(8,697,836)	(475,825)	(3,431,241)
Proceeds on sale of trading securities (Note 4)	7,293,782	1,670,677	2,776,712
Unrealized (gain) loss on trading securities	(1,473)	(389,793)	778,230
Gain on disposal of property	(95,342)	—	(96,430)
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(46,134)	39,180	(61,022)
Increase (decrease) in accounts payable and accrued liabilities	784,539	557,289	(21,345)
Increase (decrease) in due to related party	50,000	—	(36,499)

Net cash used in operating activities	(6,021,532)	(550,558)	(2,546,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(7,000)	—	(7,000)
Issuance of capital stock, net of financing costs	5,740,262	812,540	2,377,379

Net cash provided by financing activities	6,587,060	812,540	2,370,379

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2006

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(318,026)	(207,712)	(102,297)
Oil and gas property expenditures	(210,137)	—	(210,137)
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	310,390
Net cash provided by (used in) investing activities	(231,263)	(207,712)	(2,044)

Change in cash and cash equivalents during the period	334,265	54,270	(178,381)

Cash and cash equivalents, beginning of the period	—	279,995	458,376

Cash and cash equivalents, end of the period	$334,265	$334,265	$279,995

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, December 31, 2002	12,364,085	$12,364	$1,412,842	$(1,427,764)	$—	$(2,558)

Paid on behalf of the Company	—	—	5,258	—	—	5,258

October 31, 2003, issuance of stock for acquisition of subsidiary	50,350,000	50,350	(50,350)	—	—	—

Loss for the year	—	—	—	—	(2,700)	(2,700)

Balance, December 31, 2003	62,714,085	62,714	1,367,750	(1,427,764)	(2,700)	—

March, 2004 - private placement at $0.35 per share	2,000,000	2,000	698,000	—	—	700,000

May, 2004 - private placement at $0.35 per share	2,129,400	2,129	743,161	—	—	745,290

December, 2004 - acquisition of subsidiary via issuance of common stock	2,698,350	2,699	1,616,311	—	—	1,619,010

Share issuance costs	—	—	(76,298)	—	—	(76,298)

Loss for the year	—	—	—	—	(398,533)	(398,533)

Balance, December 31, 2004	69,541,835	69,542	4,348,924	(1,427,764)	(401,233)	2,589,469

May, 2005 – cancellation of shares	(47,000,000)	(47,000)	47,000	—	—	—

June 2005 – for services	10,000	10	5,490	—	—	5,500

June, 2005 – private placement at $0.55 per share	536,218	536	294,384	—	—	294,920

August, 2005 – private placement at $0.55 per share	300,000	300	164,700	—	—	165,000

November, 2005 – private placement at $0.55 per share	1,549,354	1,550	850,595	—	—	852,145

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

continued ...

Share issuance costs	—	—	(130,714)	—	—	(130,714)

Stock-based compensation	—	—	41,022	—	—	41,022

Loss for the year	—	—	—	—	(272,572)	(272,572)

Balance, December 31, 2005	24,937,407	24,938	5,621,401	(1,427,764)	(673,805)	3,544,770

February, 2006 – conversion of promissory note at $0.55 per share	90,909	91	49,909	—	—	50,000

March, 2006 – exercise of warrants at $0.75 per share	108,500	108	81,267	—	—	81,375

March, 2006 - private placement at $0.70 per share	792,029	792	553,628	—	—	554,420

April, 2006 – exercise of warrants at $0.75 per share	177,200	177	132,723	—	—	132,900

June, 2006 – cancellation of shares	(10,000)	(10)	(6,990)	—	—	(7,000)

June, 2006 - private placement at $0.90 per share	578,112	578	519,722	—	—	520,300

July, 2006 - private placement at $0.90 per share	1,132,000	1,132	1,017,668	—	—	1,018,800

October, 2006 – private placement at $1.10 per share	282,000	282	309,918	—	—	310,200

Share issuance costs	—	—	(240,616)	—	—	(240,616)

Stock-based compensation	—	—	206,041	—	—	206,041

Loss for the year	—	—	—	—	(2,562,992)	(2,562,992)

Balance, December 31, 2006	28,088,157	28,088	8,244,671	(1,427,764)	(3,236,797)	3,608,198

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

continued ...

October, 2007 – Private placement at $1.35 per unit	668,202	668	901,405	—	—	902,073

Share issuance costs	—	—	(89,533)	—	—	(89,533)

Stock-based compensation	—	—	195,623	—	—	195,623

Loss for the year	—	—	—	—	(1,874,757)	(1,874,757)

Balance, December 31, 2007	28,756,359	$28,756	$9,252,166	$(1,427,764)	$(5,111,554)	$2,741,604

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

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

In 2004, the Company acquired 100% of the issued and outstanding capital stock of Canadiana Gold Resources Limited (“Canadiana”) and 90% of the issued and outstanding capital stock of Goldenrae Mining Company Limited (“Goldenrae”) (Note 5). Both companies are incorporated in Ghana and the remaining 10% of the issued and outstanding capital stock of Goldenrae is held by the Government of Ghana.

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $1,874,757 for the year ended December 31, 2007 and has accumulated a deficit during the exploration stage of $5,111,554. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At December 31, 2007, the Company has working capital of $1,761,284.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

Principles of consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Xtra Energy (from October 31, 2003), XG Exploration (from February 16, 2004), XOG (from October 20, 2005) and XOGG (from March 2, 2006) and its 90% owned subsidiary, XG Mining (from December 22, 2004). All significant intercompany accounts and transactions have been eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2007 and 2006, cash and cash equivalents consisted of cash held at financial institutions.

Receivables

No allowance for doubtful accounts has been provided. Management has evaluated all receivables and believes they are all collectible.

Recovery of gold

All gold recoveries from the Company’s Ghana mine must be sold directly to the Reserve Bank of Ghana. Recoveries and other income are recognized when title and the risks and rewards of ownership to delivered bullion and commodities pass to the buyer and collection is reasonably assured.

Trading securities

The Company’s trading securities are reported at fair value, with unrealized gains and losses included in earnings.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Equipment

Equipment is recorded at cost and is being amortized over its estimated useful lives using the declining balance method at the following annual rates:

Furniture and equipment	20%
Computer equipment	30%
Vehicles	30%
Mining equipment	20%

Deferred financing costs

Deferred financing costs consist of expenses incurred to obtain funds pursuant to the issuance of the convertible debentures and are being amortized straight-line over the term of the debentures.

Mineral properties and exploration and development costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses).

Long-lived assets

The Company accounts for long-lived assets under Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 142 and 144”). In accordance with SFAS 142 and 144, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Stock-based compensation

The Company calculates the fair value of all stock options granted and records these amounts as compensation expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model is used to calculate fair value.

Income taxes

The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method as defined in Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2007, there were 1,074,511 warrants (2006 – 996,056); 1,480,000 options ( 2006 – 1,996,000) and convertible debentures exercisable into 900,000 common shares (2006 – 900,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

Foreign exchange

The Company’s functional currency is the U.S. dollar. The Company does not have any significant non-monetary assets and liabilities that are in a currency other than the U.S. dollar. Any monetary assets and liabilities that are in a currency other than the U.S. dollar are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trading securities, receivables, accounts payable and accrued liabilities and convertible debentures. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in one commercial bank in Toronto, Ontario, Canada.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2007 and 2006, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations, but does not anticipate a material impact.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations, but does not anticipate a material impact.

4.	INVESTMENTS IN TRADING SECURITIES

At December 31, 2007, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of December 31, 2007, the fair value of trading securities was $2,167,741 (2006 – $2,650,685).

5.	EQUIPMENT

	December 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$4,058	$1,623	$2,435	$568	$170	$398
Computer equipment	22,790	6,753	16,037	10,568	3,467	7,101
Mining equipment	208,699	18,590	190,109	45,489	2,494	42,995
Vehicles	76,564	25,121	51,443	49,472	9,894	39,578
	$312,111	$52,087	$260,024	$106,097	$16,025	$90,072

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

6.	DEFERRED FINANCING COSTS

	December 31, 2007	December 31, 2006

Balance, beginning of year	$32,342	$41,582
Costs incurred	—	—
Amortization	9,241	9,240
Balance, end of year	$23,101	$32,342

During the year ended December 31, 2005, the Company paid a finder’s fee of $45,000 and other expenses of $1,202 relating to a convertible debenture financing (Note 9).

7.	OIL AND GAS PROPERTY

During the year ended December 31, 2005, the Company entered into a participation agreement for a 5% participating interest in certain oil and gas leases in Saskatchewan, Canada (“Saskatchewan Project”). To earn its interest, the Company was required to pay Ranger Canyon Energy Inc. $13,925 and to pay its proportionate share of seismic and drilling expenditures incurred. The Company’s share of a drilling program undertaken in 2005 was $32,613 and for 2006 it was $163,599. During the year ended December 31, 2006, the Company sold its interest to an unrelated oil and gas company for $309,287.

8.	MINERAL PROPERTIES

	December 31, 2007	December 31, 2006

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 10)	17,865	39,865
Total	$1,625,594	$1,647,594

Kwabeng and Pameng Projects

The Company holds two mining leases in Ghana. These mining leases grant the Company surface and mining rights to produce gold in the leased areas until July 26, 2019. All gold production will be subject to a 3% production royalty of the net smelter returns (“NSR”).

Apapam, Banso and Muoso Projects

The Company holds prospecting licences on its Apapam, Banso and Muoso Projects in Ghana. These licences grant the Company the right to conduct exploratory work to determine whether there are mineable reserves of gold or diamonds in the licenced areas, are for two years and are renewable. If mineable reserves of gold or diamonds are discovered, the Company will have the first option to acquire a mining lease.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

8.	MINERAL PROPERTIES (cont’d...)

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting licence on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The Option Agreement has a five year term.

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

Mining lease and prospecting licence commitments

The Company is committed to expend, from time to time to the Minerals Commission for an extension of an expiry date of a prospecting licence (currently $15,000 for each occurrence) or a mining lease and the Environmental Protection Agency (“EPA”) (of Ghana) for processing and certificate fees with respect to EPA permits, an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the areas covered by the Company’s mining leases and prospecting licences.

9.	CONVERTIBLE DEBENTURES

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The debentures bear interest at 7% per annum, payable quarterly, and the principal balance is repayable by June 30, 2010. Debenture holders have the option to convert any portion of the outstanding principal into common shares at the conversion rate of $1 per share.

10.	ASSET RETIREMENT OBLIGATION

	December 31, 2007	December 31, 2006

Balance, beginning of year	$48,237	$43,833
Change in obligation	(22,000)	—
Accretion expense	2,162	4,404
Balance, end of year	$28,399	$48,237

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

10.	ASSET RETIREMENT OBLIGATION (cont’d...)

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $109,261 (2006 - $53,060). The obligation was calculated using a credit-adjusted risk free discount rate of 10% and an inflation rate of 2%. The life of the mine was extended from 2007 to 2023 during fiscal 2007. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred.

11.	CAPITAL STOCK

Cancellation of shares

In May 2005, 47,000,000 common shares owned by two directors were returned to treasury and cancelled.

In June 2006, 10,000 common shares were returned to the Company in settlement of a dispute and cancelled.

Private placements

In October 2007, the Company issued 668,202 units at $1.35 per unit for gross proceeds of $902,073. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.75 for one year. The Company also issued finders warrants enabling the holder to acquire up to 33,410 common shares at the same terms as the unit warrants.

In October 2006, the Company issued 282,000 common shares at $1.10 per share for gross proceeds of $310,200. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $1.50 to April 23, 2008.

In July 2006, the Company issued 1,132,000 common shares at $0.90 per share for gross proceeds of $1,018,800. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $1.50 to July 31, 2007 which expiry date was extended to December 13, 2007 (expired).

In June 2006, the Company issued 578,112 common shares at $0.90 per share for gross proceeds of $520,300. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $1.50 to June 16, 2007 (expired).

In March 2006, the Company issued 792,029 common shares at $0.70 per share for gross proceeds of $554,420.

In November 2005, the Company issued 1,549,354 common shares at $0.55 per share for gross proceeds of $852,145.

In August 2005, the Company issued 300,000 common shares at $0.55 per share for gross proceeds of $165,000. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $0.75 to August 31, 2006.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

11.	CAPITAL STOCK (cont’d...)

In June 2005, the Company issued 536,218 common shares at $0.55 per share for gross proceeds of $294,920. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $0.75 to April 30, 2006.

Acquisition of subsidiary

Effective December 22, 2004, the Company acquired 90% of the outstanding shares of XG Mining in exchange for 2,698,350 shares of common stock. In connection with this acquisition, 47,000,000 shares owned by two officers and directors of the Company were returned to treasury and cancelled.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

At December 31, 2007, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

108,000	$0.70	April 21, 2009
432,000	$0.70	May 1, 2009
200,000	$0.90	August 1, 2009
270,000	$0.75	March 5, 2010
470,000	$0.75	March 12, 2010

Stock option transactions and the number of stock options outstanding are summarized as follows:

	2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of year	1,996,000	$0.72	1,020,000	$0.55
Granted	740,000	0.75	1,696,000	0.75
Cancelled/Expired	(1,256,000)	0.70	(720,000)	0.55

Outstanding, end of year	1,480,000	$0.75	1,996,000	$0.72

Exercisable, end of year	572,995	$0.75	395,720	$0.67

The aggregate intrinsic value for options vested as of December 31, 2007 is approximately $355,000 (2006 - $110,000) and for total options outstanding is approximately $917,000 (2006 - $555,000).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

11.	CAPITAL STOCK (cont’d...)

Stock-based compensation

The fair value of stock options granted during the year ended December 31, 2007 totalled $189,063 (2006 - $816,990). During the year ended December 31, 2007, $195,623 (2006 - $206,041) was expensed and included in general and administrative expenses. The remaining $302,377 (2006 - $703,659) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the years ended December 31, 2007 and 2006:

	2007	2006

Risk-free interest rate	4.52%	4.94%
Expected life	3 years	3 years
Annualized volatility	55.30%	31.75%
Dividend rate	0%	0%

The weighted average fair value of options granted was $0.26 (2006 - $0.48).

Warrants

At December 31, 2007, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

566,000	$1.50	July 13, 2008
141,000	$1.50	July 13, 2008
151,250	$1.75	October 10, 2008
216,261	$1.75	October 30, 2008

Warrant transactions and the number of warrants outstanding are summarized as follows:

	December 31, 2007	December 31, 2006

Balance, beginning of year	996,056	2,482,810
Issued	367,511	996,056
Exercised	—	(285,700)
Expired	(289,056)	(2,197,110)
Balance, end of year	1,074,511	996,056

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $191,512 (2006 - $324,872) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $26,692 (2006 – $nil) to directors of the Company or companies controlled by directors.

(c)

On January 12, 2006, the Board approved the issuance of an unsecured promissory note (“Note”) in the aggregate amount of $66,302 in connection with an account payable owing to an officer and director of the Company (“Note Holder”) with respect to unpaid consulting fees, expenses incurred on behalf of the Company and a bonus. Under the terms of the Note, the Note Holder had the option to convert any portion owing under the Note from time to time into shares of the Company at the conversion price of $0.55 per share. On January 31, 2006, the Note Holder provided the Company with a notice of conversion to convert $50,000 of the outstanding Note into shares and was subsequently issued 90,909 shares on February 9, 2006.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2007	2007	2006

Cash paid during the period for:
Interest	$157,500	$63,000	$63,000
Income taxes	$—	$—	$—

The significant non-cash transaction during the year ended December 31, 2007 was the issuance of 33,410 finder’s warrants in connection to a private placement (Note 11).

The significant non-cash transaction during the year ended December 31, 2006 was the issuance of 90,909 common shares valued at $50,000 for conversion of a promissory note (Note 12).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

14.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2007 and 2006, and differed from the amounts computed by applying the United States of America federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2007	2006

Loss for the year	$(1,874,757)	$(2,562,992)

Computed “expected” tax (benefit) expense	$(637,417)	$(871,417)
Non deductible (taxable) items	(174,452)	290,082
Lower effective income tax rate on loss of foreign subsidiaries	90,383	34,816
Valuation allowance	721,486	546,519

Net expected tax (benefit) expense	$—	$—

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards - US	$983,035	$698,585
Net operating loss carryforwards - Ghana	648,335	226,546

Valuation allowance	(1,631,370)	(925,131)

Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $1,631,370 and $925,131 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $5,206,000 prior to the expiration of the net operating loss carryforwards. Of the $5,206,000 of operating loss carryforwards, $2,891,000 is attributable to the US, and expires between 2019 and 2027, and the balance of $2,315,000 is attributable to Ghana and expires between 2008 and 2011.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2007

15.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	2007	2006

Capital assets:
Canada	$16,089	$4,597
Ghana	1,869,529	1,733,069

Total capital assets	$1,885,618	$1,737,666

16.	CONTINGENCY AND COMMITMENTS

a)

During the year ended December 31, 2006, a former consultant to the Company’s Ghanaian subsidiaries brought an action for damages in the High Court of Ghana, alleging wrongful termination and claiming $172,000 was owed. The Company believed the lawsuit was without merit and vigorously defended against it. No liability has been recorded in connection with the lawsuit. On February 6, 2008, the High Court of Ghana rendered its judgement and dismissed the action. The right to appeal will expire on May 6, 2008.

b)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $4,672 (Cdn$5,000) per month for three years. In the event of termination, without cause, 18 months of fees will be payable.

c)	Effective November 1, 2006, the Company entered into a management consulting agreement with the Vice President, Ghana Operations whereby the Company will pay $1,000 per month for one year.

d)	Effective July 1, 2007, the Company entered into a management consulting agreement with the Vice President, Finance whereby the Company will pay $2,818 (Cdn$3,000) per month for one year.

e)	Effective December 1, 2007, the Company entered into a management consulting agreement with the Secretary and Treasurer whereby the Company will pay $5,895 (Cdn$6,500) per month for one year.