Form 10-Q
period 2008-06-30
XTRA-GOLD RESOURCES CORP
filed 2008-08-11
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.                                                 ☒  Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at July 10, 2008
Common stock - $0.001 par value	31,199,359

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

	June 30, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS

Current
Cash and equivalents	$1,259,367	$334,265
Investment in trading securities, at fair value (cost of $2,258,987 (2007 - $2,160,741) (Note 4)	2,451,503	2,167,741
Receivables and other	128,778	54,509

Total current assets	3,839,648	2,556,515

Equipment	340,354	260,024
Deferred financing costs	18,481	23,101
Oil and gas investment	40,000	—
Mineral properties (Note 6)	1,625,594	1,625,594

TOTAL ASSETS	$5,864,077	$4,465,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$760,930	$795,231

Total current liabilities	760,930	795,231

Convertible debentures	250,000	900,000
Asset retirement obligation	28,399	28,399
Total liabilities	1,039,329	1,723,630

Stockholders’ equity
Capital stock (Note 7)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
30,568,359 common shares (December 31, 2007 – 28,756,359 common shares)	30,568	28,756
Warrant exercise proceeds received in advance	37,500
Additional paid in capital	11,533,954	9,252,166
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(5,349,510)	(5,111,554)
Total stockholders’ equity	4,824,748	2,741,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,864,077	$4,465,234

History and organization of the Company (Note 1)
Contingency and commitments (Note 11)
Subsequent event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2008	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

EXPENSES
Amortization	$81,485	$23,524	$7,241	$27,306	$13,721
Exploration	8,484,285	1,479,579	823,031	2,671,240	1,478,928
General and administrative	3,477,356	241,451	183,846	484,824	535,559
Write-off of mineral property	26,000	—	—	—	—

LOSS BEFORE OTHER ITEMS	(12,069,126)	(1,744,554)	(1,014,118)	(3,183,370)	(2,028,208)

OTHER ITEMS
Foreign exchange gain (loss)	414,300	20,521	211,429	(77,544)	234,604
Interest expense	(227,200)	(20,167)	(19,266)	(38,227)	(38,532)
Realized gains (losses) on sales of trading securities	178,572	(35,083)	(10,452)	(15,061)	(19,009)
Net unrealized gain (loss) on trading securities	213,613	139,306	116,220	212,140	165,454
Other income	584,218	60,637	41,388	96,665	86,874
Recovery of gold	5,459,683	1,289,079	342,921	2,767,441	734,321
Gain (loss) on disposal of property	96,430	—	—	—	—

	6,719,616	1,454,293	682,240	2,945,414	1,163,712

Income (loss) for the period	$(5,349,510)	$(290,261)	$(331,878)	$(237,956)	$(864,496)
Basic and diluted income (loss) per common share		$(0.01)	$(0.01)	$(0.01)	$(0.03)
Basic and diluted weighted average number of common shares outstanding		29,852,425	28,088,157	29,485,282	28,088,157

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(5,349,510)	$(237,956)	$(864,496)
Items not affecting cash:
Amortization	81,485	27,306	13,721
Amortization of deferred financing costs	27,721	4,620	4,621
Accretion of asset retirement obligation	10,534	—	2,412
Shares issued for services	5,500	—	—
Stock-based compensation	533,326	90,640	103,987
Unrealized foreign exchange (gain) loss	(502,598)	65,983	(215,249)
Realized (gain) losses on sale of trading securities	(178,572)	15,061	19,009
Purchase of trading securities (Note 4)	(9,425,107)	(727,271)	(268,139)
Proceeds on sale of trading securities (Note 4)	7,868,3873	574,605	1,135,986
Unrealized (gain) loss on trading securities	(213,613)	(212,140)	(165,454)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(120,403)	(74,269)	49,476
Increase (decrease) in accounts payable and accrued liabilities	750,238	(34,301)	181,805
Increase (decrease) in due to related party	50,000	—	—

Net cash used in operating activities	(6,529,254)	(507,722)	(2,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Warrant exercise proceeds received in advance	37,500	37,500	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(7,000)	—	—
Issuance of capital stock, net of financing costs	7,283,222	1,542,960	—

Net cash provided by financing activities	8,167,520	1,580,460	—

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Continued...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(425,662)	(107,636)	(48,691)
Oil and gas property expenditures	(250,137)	(40,000)	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—

Net cash provided by (used in) investing activities	(378,899)	(147,636)	(48,691)

Change in cash and cash equivalents during the period	1,259,367	925,102	(51,012)

Cash and cash equivalents, beginning of the period	—	334,265	279,995

Cash and cash equivalents, end of the period	$1,259,367	$1,259,367	$228,983

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock		Warrant Exercise Proceeds Received in Advance	Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, December 31, 2007	28,756,359	$28,756	$—	$9,252,166	$(1,427,764)	$(5,111,554)	$2,741,604

February, 2008 – Private placement at $1.50 per unit	1,062,000	1,062	—	1,591,938	—	—	1,593,000

May, 2008 – Exercise of options at $0.75 per share	100,000	100	—	74,900	—	—	75,000

June, 2008 – Conversion of debentures at $1.00 per share	650,000	650	—	649,350	—	—	650,000

Share issuance costs	—	—	—	(125,040)	—	—	(125,040)

Warrant exercise proceeds received in advance	—	—	37,500	—	—	—	37,500

Stock-based compensation	—	—	—	90,640	—	—	90,640

Loss for the period	—	—	—	—	—	(237,956)	(237,956)

Balance, June 30, 2008	30,568,359	$30,568	$37,500	$11,533,954	$(1,427,764)	$(5,349,510)	$4,824,748

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2008

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

The Company is in the exploration stage with respect to its resource properties incurred a loss of $237,956 for the six months ended June 30, 2008, it still has accumulated a deficit during the exploration stage of $5,349,510. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At June 30, 2008, the Company has working capital of $3,078,718.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2008

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2008

4.	INVESTMENTS IN TRADING SECURITIES

At June 30, 2008, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of June 30, 2008, the fair value of trading securities was $2,451,503 (December 31, 2007 – $2,167,741).

5.	OIL AND GAS PROPERTY

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale.

6.	MINERAL PROPERTIES

	June 30, 2008	December 31, 2007
Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 11)	17,865	17,865
Total	$1,625,594	$1,625,594

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

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2008

6.	MINERAL PROPERTIES (cont'd...)

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

7.	CAPITAL STOCK

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

At June 30, 2008, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
108,000	$ 0.70	April 21, 2009
432,000	$ 0.70	May 1, 2009
270,000	$ 0.75	March 5, 2010
270,000	$ 0.75	March 12, 2010

Stock option transactions and the number of stock options outstanding are summarized as follows:

	June 30, 2008		December 31, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,480,000	$0.75	1,966,000	$0.72
Granted	—	—	740,000	0.75
Exercised	(100,000)	0.75	—	—
Cancelled/Expired	(300,000)	0.80	(1,256,000)	0.70

Outstanding, end of period	1,080,000	$0.73	1,480,000	$0.75
Exercisable, end of period	603,000	$0.72	572,995	$0.75

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2008

7.	CAPITAL STOCK (cont’d...)

Stock Options (cont’d...)

The aggregate intrinsic value for options vested as of June 30, 2008 is approximately $645,000 (June 30, 2007 - $43,010) and for total options outstanding is approximately $1,144,800 (June 30, 2007 - $296,000).

Stock-based compensation

The fair value of stock options granted during the six months ended June 30, 2008 totalled $Nil (June 30, 2007 - $189,063). During the six months ended June 30, 2008, $90,640 (June 30, 2007 - $103,987) was expensed and included in general and administrative expenses. The remaining $211,737 (June 30, 2007 - $788,735) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the six month periods ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Risk-free interest rate	-	4.52%
Expected life	-	3 years
Annualized volatility	-	55.30%
Dividend rate	-	0%

The weighted average fair value of options granted was $Nil (June 30, 2007 - $0.26).

Warrants

At June 30, 2008, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
566,000	$1.50	July 13, 2008
141,000	$1.50	July 13, 2008
151,250	$1.75	October 10, 2008
216,261	$1.75	October 30, 2008
1,146,960	$2.25	February 26, 2009

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2008

7.	CAPITAL STOCK (cont’d...)

Warrants (cont’d...)

Warrant transactions and the number of warrants outstanding are summarized as follows:

	June 30, 2008	June 30, 2007
Balance, beginning of period	1,074,511	996,056
Issued	1,146,960	367,511
Exercised	—	—
Expired	—	(289,056)
Balance, end of period	2,221,471	1,074,511

8.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008 and 2007, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $102,525 (2007 - $112,220) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $21,834 (2007 – $7,322) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2008	2008	2007
Cash paid during the period for:
Interest	$206,857	$33,607	$31,500
Income taxes	$—	$—	$—

The significant non-cash transaction during the six months ended June 30, 2008 was the issuance of 84,960 finder’s warrants in connection with a private placement (Note 7).

There were no significant non-cash transaction during the six months ended June 30, 2007.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2008

10.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	June 30, 2008	December 31, 2007
Capital assets:
Canada	$57,103	$16,089
Ghana	1,948,845	1,869,529

Total capital assets	$2,005,948	$1,885,618

11.	CONTINGENCY AND COMMITMENTS

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

b)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $4,950 (Cdn$5,000) per month for three years. In the event of termination, without cause, 18 months of fees will be payable.

c)	Effective November 1, 2007, the Company entered into a management consulting agreement with the Vice President, Ghana Operations whereby the Company will pay $1,000 per month for one year.

d)	Effective July 1, 2008, the Company entered into a management consulting agreement with the Vice President, Finance whereby the Company will pay $2,970 (Cdn$3,000) per month for six months.

e)	Effective July 1, 2008, the Company entered into a management consulting agreement with the Secretary and Treasurer whereby the Company will pay $6,435 (Cdn$6,500) per month for six months.

12.	SUBSEQUENT EVENT

Subsequent to June 30, 2008, the Company issued 631,000 common shares for total proceeds of $946,500 pursuant to the exercise of warrants. Warrants enabling the holders to acquire up to 76,000 common shares to July 13, 2008 expired unexercised.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial conditions and results of operations for the six months ended June 30, 2008 and 2007 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Our loss for the six months ended June 30, 2008 was $290,261 as compared to a loss of $864,496 for the six months ended June 30, 2007, an improvement of $574,235. We incurred expenses of $3,183,370 in the six months ended June 30, 2008 as compared to $2,028,208 in the six months ended June 30, 2007, an increase of $1,155,162. The significant increase in expenses in the six months ended June 30, 2008 can be primarily attributed to exploration costs of $2,671,240 (2007- $1,478,928), incurred mostly in connection with (i) operational costs and costs associated with the recovery of gold from the mineralized material at our Kwabeng Project; and (ii) exploration expenditures relating to the exploration programs at our Banso and Muoso Project, our Apapam Project and our Edum Banso Project.

Our loss for the six months ended June 30, 2008 can be attributed to (i) a decrease in general and administrative costs (2008 - $484,824; 2007 - $535,559); (ii) an increase in net cash proceeds of $2,767,441 derived from the sale of 3,145.78 fine ounces of gold recovered from the mineralized material at our Kwabeng Project as compared to $734,321 for the six months ended June 30, 2007.

Other items totaled a gain of $2,945,414 for the six months ended June 30, 2008 compared to a gain of $1,163,712 for the six months ended June 30, 2007. In particular, during the six months ended June 30, 2008, we recovered and sold 3,145.78 fine ounces of gold from the mineralized material at our Kwabeng Project and booked $2,767,441 as Recovery of Gold as compared to Recovery of Gold for the six months ended June 30, 2007 of 1,151.60 ounces for cash proceeds of $734,321. We had a foreign exchange loss of $77,544 for the six months ended June 30, 2008 as compared to a gain of $234,604 for the six months ended June 30, 2007 which can be attributed to the performance of the US dollar.

Our portfolio of marketable securities had an unrealized gain of $212,140 for the six months ended June 30, 2008 as compared to an unrealized gain of $165,454 in 2007. Additionally, our securities portfolio realized a loss of $15,061 on the sale of trading securities during the six months ended June 30, 2008 compared to a loss in 2007 of $19,009. Other income derived from dividends increased (2008 - $96,665; 2007 - $86,874). Interest expense is largely attributable to our convertible debentures which was essentially flat (June 2008 - $38,227; 2007 - $38,532).

Our basic and diluted income per share for the six months ended June 30, 2008 was $0.01 compared to a loss of $0.03 per share for the six months ended June 30, 2007. The weighted average number of shares outstanding was 29,485,282 at June 30, 2008 compared to 28,088,157 for the six months ended June 30, 2007. The increase in the weighted average number of shares outstanding can be attributed to the issuance of (i) 1,062,000 shares in connection with a Regulation S private placement completed in February 2008; (ii) 100,000 shares in connection with the exercise of options in May 2008; and (iii) the issuance of 650,000 shares in connection with the automatic conversion of convertible debentures in June 2008.

Liquidity and Capital Resources

Historically, our principal source of funds is our available resources of cash and cash equivalents and investments, as well as debt and equity financings. During the six months ended June 30, 2008, we received net cash proceeds of $2,767,441 derived from the sale of gold recovered from the mineralized material at our Kwabeng Project. Additionally, we completed a private placement of 1,062,000 units for net proceeds of $1,467,960 and received $75,000 with respect to an exercise of options as set out elsewhere in this Report.

Unrealized Gain on Trading Securities Held for Sale

Unrealized gain on trading securities held for sale represents the change in securities as of the end of the financial reporting period. For the six months ended June 30, 2008, we recognized an unrealized gain of $212,140 on trading securities held for sale, as compared to an unrealized gain of $165,454 for the six months ended June 30, 2007. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash during the six months ended June 30, 2008 was provided by (i) financing activities of $1,467,960 (2007 - $nil); (ii) exercise of options of $75,000 (2007 - $nil); and (iii) warrant exercise proceeds of $37,500 (2007 - $nil).

As of June 30, 2008, we had working capital of $3,078,718, comprised of current assets of $3,839,648 less current liabilities of $760,930. Our current assets were comprised mostly of $1,259,367 in cash and cash equivalents and $2,451,503 in trading securities, which is based on our analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our trading securities are held in our investment portfolio with an established brokerage in Canada in which we primarily invest in the common shares and income trust fund units of publicly traded resource companies.

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

The independent auditors’ report accompanying our December 31, 2007 and December 31, 2006 consolidated financial statements contain an explanatory paragraph expressing doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Capital Raising Transactions

During the six months ended June 30, 2008, net cash flows from financing activities were $1,542,960 (2007 - $nil). These funds were raised through the sale of common stock, net of financing costs.

In February 2008, we received gross proceeds of $1,593,000 in connection with a private equity financing whereby we sold units comprised of 1,062,000 shares of our common stock and 1,062,000 warrants at an exercise price of $2.25 per share expiring one year from the earlier of the posting of our shares on an over-the-counter bulletin board service and the listing of our shares on a recognized stock exchange. The securities were sold to 13 non U.S. persons, and the transaction was exempt from registration under the Securities Act pursuant to section 4(2) and Rule 506 thereunder and Regulation S. We paid a finder’s fee of $125,040 for introduction to the purchasers and issued 84,960 finder’s warrants enabling the holder to acquire up to 84,960 shares of our common stock on the same terms as the unit warrants.

In May 2008, we received gross proceeds of $75,000 in connection with an exercise of 100,000 options at $0.75 per share.

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

(b)	Repayment of Convertible Debentures and Accrued Interest

We are committed to repay our Convertible Debenture holders outstanding amounts of principal and interest calculated at 7% per annum on an aggregate face value of $900,000. Interest only payments are payable quarterly on the last days of September, December, March and June in each year of the term or until such time that the principal has been repaid in the full. The Convertible Debenture holders are entitled, at their option, to convert, at any time and from time to time, until payment in full of their respective Convertible Debentures, all or any part of the outstanding principal amount of the Convertible Debenture, plus the Accrued Interest, into shares (the “Conversion Shares”) of our common stock at the conversion price of $1.00 per share (the “Conversion Price”). Provided there is a registration statement then in effect covering the Conversion Shares, or the Conversion Shares may otherwise be resold pursuant to Rule 144, the outstanding principal amount of each Convertible Debenture, and all accrued but unpaid interest, shall automatically be converted into shares of our common stock, at the Conversion Price, in the event that our common stock trade for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares. As we met the foregoing criteria for the automatic conversion of the Convertible Debentures, an aggregate of 650,000 shares were issued thereby reducing the principal owing under the Convertible Debentures to $250,000.

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

We are currently not a party to any legal proceeding and we were not a party to any legal proceeding during the quarter ended June 30, 2008. We are currently not aware of any legal proceedings proposed to be initiated against our company, however, from time to time, we may become subject to claims and litigation that are generally associated with any business venture.

Item 1A.	RISK FACTORS

Our company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, we are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2008, we completed a private equity financing whereby we received gross proceeds of $1,593,000 whereby we sold units comprised of 1,062,000 shares of our common stock and 1,062,000 warrants at an exercise price of $2.25 per share expiring one year from the earlier of the posting of our shares on an over-the-counter bulletin board service and the listing of our shares on a recognized stock exchange. The units were sold to 13 non U.S. persons, and the transaction was exempt from registration under the Securities Act pursuant to section 4(2) and Rule 506 thereunder and Regulation S. We paid a finder’s fee of $125,040 for introduction to the purchasers and issued 84,960 finder’s warrants enabling the holder to acquire up to 84,960 shares of our common stock on the same terms as the unit warrants.

In May 2008, we received gross proceeds of $75,000 in connection with an exercise of 100,000 options at $0.75 per share.

The proceeds from these transactions will be utilized to fund our upcoming drill program of 5,000 metres of diamond drilling at the Kibi Gold Trend, at the south of the Kibi Gold Belt, on the gold anomaly identified at our Apapam Project, as well as for general corporate purposes.

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

On January 31, 2008, we entered into a termination agreement with our former project manager, John Douglas Mills and his management company, JD Mining Limited, whereby all parties agreed to terminate the consulting services provided by them effective March 1, 2008. As part of the termination, the Board agreed to extend the exercise period for 300,000 stock options previously granted to Mr. Mills to June 1, 2008 which, if not exercised by this date, will then be cancelled. Mr. Mills exercised 100,000 stock options for gross proceeds of $75,000. The remaining 200,000 stock options were cancelled.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008	XTRA-GOLD RESOURCES CORP. (Registrant)

By	/s/ James Werth Longshore
James Werth Longshore Principal Executive Officer and Principal Financial Officer