Form 10-Q
period 2008-09-30
XTRA-GOLD RESOURCES CORP
filed 2008-11-10
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at September 30, 2008
Common stock - $0.001 par value	31,199,359

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

	September 30, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS

Current
Cash and cash equivalents	$1,107,699	$334,265
Investment in trading securities, at fair value (cost of $2,529,536 (2007 - $2,167,741) (Note 4.))	2,281,169	2,167,741
Receivables and other	56,269	54,509

Total current assets	3,445,137	2,556,515

Equipment	327,914	260,024
Deferred financing costs	4,492	23,101
Oil and gas investment	40,000	—
Mineral properties (Note 6.)	1,625,594	1,625,594

TOTAL ASSETS	$5,443,137	$4,465,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$887,526	$795,231

Total current liabilities	887,526	795,231

Convertible debentures	250,000	900,000
Asset retirement obligation	28,399	28,399
Total liabilities	1,165,925	1,723,630

Stockholders’ equity
Capital stock (Note 7.)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
31,199,359 common shares (December 31, 2007 – 28,756,359 common shares)	31,199	28,756
Additional paid in capital	12,510,967	9,252,166
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(6,837,190)	(5,111,554)
Total stockholders’ equity	4,277,212	2,741,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,443,137	$4,465,234

History and organization of the Company (Note 1.)
Contingency and commitments (Note 11.)
Subsequent event (Note 12.)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

EXPENSES
Amortization	$102,282	$34,786	$11,130	$62,092	$24,851
Exploration	10,409,678	1,925,393	1,205,268	4,596,633	2,704,119
General and administrative	3,805,990	328,634	334,529	813,458	870,088
Write-off of mineral property	26,000	—	—	—	—

LOSS BEFORE OTHER ITEMS	(14,343,950)	(2,288,813)	(1,550,927)	(5,472,183)	(3,599,058)

OTHER ITEMS
Foreign exchange gain (loss)	413,236	(1,064)	149,465	(78,608)	384,069
Interest expense	(241,189)	—	(15,648)	(38,227)	(54,180)
Realized gains (losses) on sales of trading securities	230,909	52,337	(12,424)	37,276	(31,433)
Net unrealized gain (loss) on trading securities	(263,143)	(476,756)	299,007	(264,616)	464,461
Other income	627,740	43,522	39,381	140,187	126,255
Recovery of gold	6,642,777	1,183,094	1,015,538	3,950,535	1,749,859
Gain on disposal of property	96,430	—	—	—	—

	7,506,760	801,133	1,475,319	3,746,547	2,639,031

Loss for the period	$(6,837,190)	$(1,487,680)	$(75,608)	$(1,725,636)	$(960,027)
Basic and diluted loss per common share		$(0.05)	$(0.01)	$(0.06)	$(0.03)
Basic and diluted weighted average number of common shares outstanding		31,130,772	28,088,157	30,037,417	28,088,157

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(6,837,190)	$(1,725,636)	$(960,027)
Items not affecting cash:
Amortization	102,282	48,103	24,851
Amortization of deferred financing costs	41,710	18,609	6,931
Accretion of asset retirement obligation	10,534	—	3,617
Shares issued for services	5,500	—	—
Stock-based compensation	564,470	121,784	149,805
Unrealized foreign exchange (gain) loss	(441,239)	127,342	(389,054)
Realized (gain) losses on sale of trading securities	(230,909)	(37,276)	31,433
Purchase of trading securities	(10,168,248)	(1,470,412)	(330,611)
Proceeds on sale of trading securities	8,296,084	1,002,302	1,426,781
Unrealized (gain) loss on trading securities	263,143	264,616	(464,461)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(47,894)	(1,760)	37,339
Increase in accounts payable and accrued liabilities	876,834	92,295	450,346
Increase in due to related party	50,000	—	—

Net cash used in operating activities	(7,581,565)	(1,560,033)	(13,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(7,000)	—	—
Issuance of capital stock, net of financing costs	8,229,722	2,489,460	229,500

Net cash provided by financing activities	9,076,520	2,489,460	229,500

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Continued...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(434,019)	(115,993)	(133,548)
Oil and gas property expenditures	(250,137)	(40,000)	—
Receipt of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—

Net cash (used in) investing activities	(387,256)	(155,993)	(133,548)

Change in cash and cash equivalents during the period	1,107,699	773,434	82,902

Cash and cash equivalents, beginning of the period	—	334,265	279,995

Cash and cash equivalents, end of the period	$1,107,699	$1,107,699	$362,897

Supplemental disclosure with respect to cash flows (Note 9.)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, December 31, 2007	28,756,359	$28,756	$9,252,166	$(1,427,764)	$(5,111,554)	$2,741,604

February, 2008 – Private placement at $1.50 per unit	1,062,000	1,062	1,591,938	—	—	1,593,000

May, 2008 – Exercise of options at $0.75 per share	100,000	100	74,900	—	—	75,000

June, 2008 – Conversion of debentures at $1.00 per share	650,000	650	649,350	—	—	650,000

July, 2008 – Exercise of warrants at $1.50 per share	631,000	631	945,869	—	—	946,500

Share issuance costs	—	—	(125,040)	—	—	(125,040)

Stock-based compensation	—	—	121,784	—	—	121,784

Loss for the period	—	—	—	—	(1,725,636)	(1,725,636)

Balance, September 30, 2008	31,199,359	$31,199	$12,510,967	$(1,427,764)	$(6,837,190)	$4,277,212

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

SEPTEMBER 30, 2008

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

The Company is in the exploration stage with respect to its resource properties and incurred a loss of $1,725,636 for the nine months ended September 30, 2008. The Company has accumulated a deficit during the exploration stage of $6,837,190. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At September 30, 2008, the Company has working capital of $ 2,557,611.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

SEPTEMBER 30, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

SEPTEMBER 30, 2008

4.	INVESTMENTS IN TRADING SECURITIES

At September 30, 2008, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of September 30, 2008, the fair value of trading securities was $2,281,169 (December 31, 2007 – $2,167,741).

5.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale.

6.	MINERAL PROPERTIES

	September 30, 2008	December 31, 2007
Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation	17,865	17,865
Total	$1,625,594	$1,625,594

Kwabeng and Pameng Projects

The Company holds two mining leases in Ghana. These mining leases grant the Company surface and mining rights to produce gold in the leased areas until July 26, 2019. All gold production will be subject to a 3% production royalty of the net smelter returns (“NSR”).

Apapam, Banso and Muoso Projects

The Company holds prospecting licenses on its Apapam, Banso and Muoso Projects in Ghana. These licenses grant the Company the right to conduct exploratory work to determine whether there are mineable reserves of gold or diamonds in the licensed areas, are for two years and are renewable. If mineable reserves of gold or diamonds are discovered the Company will have the first option to acquire a mining lease.

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

SEPTEMBER 30, 2008

6.	MINERAL PROPERTIES (cont'd...)

Mining lease and prospecting license commitments

The Company is committed to expend, from time to time to the Minerals Commission for an extension of an expiry date of a prospecting license (currently $15,000 for each occurrence) or a mining lease and to the Environmental Protection Agency (“EPA”) (of Ghana) for processing and certificate fees with respect to EPA permits and an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the areas covered by the Company’s mining leases and prospecting licenses.

7.	CAPITAL STOCK

Private placements

In February 2008, the Company issued 1,062,000 units at $1.50 per unit for gross proceeds of $1,593,000. Each unit consisted of one common share and one share purchase warrant enabling the holder to acquire an additional common share at a price of $2.25 per share expiring one year from the earlier of the posting of the Company’s shares on an over-the-counter bulletin board service and the listing of the Company’s shares on a recognized stock exchange. The Company also issued finder’s warrants enabling the holder to acquire up to 84,960 common shares at the same terms as the unit warrants.

On July 10, 2008 631,000 warrants were exercised at a strike price of $1.50 for gross proceeds of $946,500.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

At September 30, 2008, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
108,000	$ 0.70	April 21, 2009
432,000	$ 0.70	May 1, 2009
270,000	$ 0.75	March 5, 2010
270,000	$ 0.75	March 12, 2010

Stock option transactions and the number of stock options outstanding are summarized as follows:

	September 30, 2008		December 31, 2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,480,000	$0.75	1,966,000	$0.72
Granted	—	—	740,000	0.75
Exercised	(100,000)	0.75	—	—
Cancelled/Expired	(300,000)	0.80	(1,256,000)	0.70

Outstanding, end of period	1,080,000	$0.73	1,450,000	$0.75
Exercisable, end of period	693,000	$0.72	572,995	$0.75

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

SEPTEMBER 30, 2008

7.	CAPITAL STOCK (cont’d...)

Stock Options (cont’d...)

The aggregate intrinsic value for options vested as of September 30, 2008 is approximately $402,000 (September 30, 2007 - $300,000) and for total options outstanding is approximately $731,000 (September 30, 2007 –$ 959,000).

Stock-based compensation

The fair value of stock options granted during the nine months ended September 30, 2008 totaled $ Nil ( September 30, 2007 – $189,063). During the nine months ended September 30, 2008, $121,784 (September 30, 2007 - $149,805) was expensed and included in general and administrative expenses. The remaining $118,531 will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine month period ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Risk-free interest rate	-	4.52%
Expected life	-	3 years
Annualized volatility	-	55.30%
Dividend rate	-	0%

The weighted average fair value of options granted was $Nil (September 30, 2007 - $0.26).

Warrants

At September 30, 2008, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
400,921	$1.75	January 13, 2009
1,146,960	$2.25	February 26, 2009

 Warrant transactions and the number of warrants outstanding are summarized as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	1,074,511	996,056
Issued	1,146,960	367,511
Exercised	(631,000)	—
Expired	(42,590)	(289,056)
Balance, end of period	1,547,881	1,074,511

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

SEPTEMBER 30, 2008

8.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008 and 2007, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $145,594 (2007 - $135,054) to officers of the Company or companies controlled by such officers, which were included in general and administrative expenses.

(b)	Paid or accrued directors’ fees of $28,834 (2007 – $7,322) to directors of the Company or companies controlled by directors, which were included in general and administrative expenses.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2008	2008	2007
Cash paid during the period for:
Interest	$206,857	$33,607	$47,250
Income taxes	$—	$—	$—

The significant non-cash transaction during the nine months ended September 30, 2008 was the issuance of 84,960 finder’s warrants in connection with a private placement (Note 7) and the conversion of $650,000 of convertible debentures into 650,000 common shares.

There were no significant non-cash transaction during the nine months ended September 30, 2007.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(unaudited)

SEPTEMBER 30, 2008

10.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	September 30, 2008	December 31, 2007
Capital assets:
Canada	$57,103	$16,089
Ghana	1,896,405	1,869,529

Total capital assets	$1,953,508	$1,885,618

11.	CONTINGENCY AND COMMITMENTS

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

12.	SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the Company

•	Extended the exercise period for an aggregate of 400,921 Warrants, including 84,960 finder’s Warrants, to January 13, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2008 and 2007 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Xtra-Gold Resources Corp. (hereinafter in this Report referred to as “Xtra-Gold”, the “Company”, “Our” or the “Registrant”) a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 246.84 square kilometers (also referred to herein as “sq km”) comprised of 51.67 sq km for our Banso Project, 55.65 sq km for our Muoso Project, 33.65 sq km for our Apapam Project, 44.76 sq km for our Kwabeng Project, 40.51 sq km for our Pameng Project and 20.60 sq km for our Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in our respective mining leases, prospecting licenses and/or option agreement.

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

The Company anticipates that our ongoing efforts, subject to adequate funding being available, will continue to be focused on the exploration and development of our properties and completing acquisitions in strategic areas.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Our loss for the nine months ended September 30, 2008 was $1,725,636 as compared to a loss of $960,027 for the nine months ended September 30, 2007, an increase of $765,609. The Company incurred expenses of $5,472,183 in the nine months ended September 30, 2008 as compared to $3,599,058 in the nine months ended September 30, 2007, an increase of $1,873,125 The significant increase in expenses in the nine months ending September 30, 2008 can be primarily attributed to exploration costs of $4,596,633 (2007- $2,704,119), incurred mostly in connection with (i) operational costs and costs associated with the recovery of gold from the mineralized material at our Kwabeng Project; and (ii) exploration expenditures relating to the exploration programs at our Banso and Muoso Project, our Apapam Project and our Edum Banso Project.

Other items totaled a gain of $3,746,547 for the nine months ended September 30, 2008 compared to a gain of $2,639,031 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, The Company recovered and sold 4,546 fine ounces of gold from the mineralized material at our Kwabeng Project and booked $3,950,535 as Recovery of Gold as compared to Recovery of Gold for the nine months ended September 30, 2007 of 2,708 ounces for cash proceeds of $1,749,859. The Company had a foreign exchange loss of $78,608 for the nine months ended September 30, 2008 as compared to a gain of $384,069 for the nine months ended September 30, 2007 which can be attributed to the strength of the US dollar.

Our portfolio of marketable securities had an unrealized loss of $264,616 for the nine months ended September 30, 2008 as compared to an unrealized gain of $464,461 in 2007. Additionally, our securities portfolio realized a gain of $37,276 on the sale of trading securities during the nine months ended September 30, 2008 compared to a loss in 2007 of $31,433. Other income derived primarily from dividends increased (2008 - $140,187; 2007 - $126,255). Interest expense in the 3rd quarter was $ nil however the company took a charge against earnings of $13,989 regarding the amortization of deferred finance costs associated with the original underwriting.

During June 2008, $650,000 (principal) of convertible debentures was converted to equity at $1.00 per share. The remaining $250,000 (principal) is the subject of a legal dispute. The Company is no longer paying interest on this $250,000 which will remain a liability until the dispute is resolved.

Our basic and diluted loss per share for the nine months ended September 30, 2008 was $0.06 compared to a loss of $0.03 loss per share for the nine months ended September 30, 2007. The weighted average number of shares outstanding was 30,037,417 at September 30, 2008 compared to 28,088,157 for the nine months ended September 30, 2007. The increase in the weighted average number of shares outstanding can be attributed to the issuance of (i) 1,062,000 shares in connection with a Regulation S private placement completed in February 2008; (ii) 100,000 shares in connection with the exercise of options in May 2008; (iii) the issuance of 650,000 shares in connection with the automatic conversion of convertible debentures in June 2008; (iiii) and the exercise of 631,000 warrants in July 2008.

Liquidity and Capital Resources

Historically, our principal source of funds is our available reserves of cash and cash equivalents and investments, as well as debt and equity financings. During the nine months ended September 30, 2008, The Company received net cash proceeds of $3,950,535 derived from the sale of gold recovered from the mineralized material at our Kwabeng Project. Additionally, financing activities totaling $2,489,460 were completed during the nine months ending September 30, 2008 (2007- $229,500). Specifically the following transactions were completed: private placement of 1,062,000 units in February 2008, for net proceeds of $1,467,960, exercise of options in May 2008, for $75,000, and exercise of warrants in July 2008, for $946,500.

Unrealized Gain (Loss) on Trading Securities Held for Sale

Unrealized gain (Loss) on trading securities held for sale represents the change in securities as of the end of the financial reporting period. For the nine months ended September 30, 2008, The Company recognized an unrealized loss of $264,616 on trading securities held for sale, as compared to an unrealized gain of $464,461 for the nine months ended September 30, 2007. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash during the nine months ended September 30, 2008 was provided by (i) financing activities of $1,467,960 (2007 - $ 229,500); (ii) exercise of options of $75,000 (2007 - $nil); and (iii) warrant exercise proceeds of $946,500. (2007 - $nil). As of September 30, 2008, The Company had working capital of $2,557,611, comprised of current assets of $3,445,137 less current liabilities of $887,526. Our current assets were comprised mostly of $1,107,699 in cash and cash equivalents and $2,281,169 in trading securities, which is based on our analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our trading securities are held in our investment portfolio with an established brokerage in Canada in which The Company primarily invests in the common shares and income trust fund units of publicly traded resource companies. As The Company has received limited cash proceeds from the recovery of gold from our mineralized material since inception, The Company has historically relied on equity and debt financings to finance our ongoing operations.

Existing working capital, and possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our operations over the next year. The Company has no lines of credit or other bank financing arrangements. Generally, The Company has financed operations to date through the proceeds of the private equity financings and a convertible debt financing. The Company estimates that it will be able to continue operations for approximately 12 months.

Until The Company achieves profitability, it will need to raise additional capital for our exploration programs. The Company intends to finance these expenses with our cash proceeds and, to the extent that our cash proceeds are not sufficient, then from further sales of our equity securities or debt securities, or from investment income. Thereafter, The Company may need to raise additional capital to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, The Company may not be able to take advantage of prospective new business endeavors or opportunities or existing agreements and projects which could significantly and materially restrict our business operations.

The independent auditors’ report accompanying our December 31, 2007 and December 31, 2006 consolidated financial statements contain an explanatory paragraph expressing doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that The Company will continue as a going concern”, which contemplates that The Company will realize its assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Capital Raising Transactions

During the nine months ended September 30, 2008, net cash flows from financing activities were $2,489,460 (2007 - $229,500).These funds were raised through the sale of common stock, net of financing costs. In February 2008, The Company received gross proceeds of $1,593,000 in connection with a private equity financing whereby we sold units comprised of 1,062,000 shares of our common stock and 1,062,000 warrants at an exercise price of $2.25 per share expiring one year from the earlier of the posting of our shares on an over-the-counter bulletin board service and the listing of our shares on a recognized stock exchange. The securities were sold to 13 non U.S. persons, and the transaction was exempt from registration under the Securities Act pursuant to section 4(2) and Rule 506 thereunder and Regulation S. The Company paid a finder’s fee of $125,040 for introduction to the purchasers and issued 84,960 finder’s warrants enabling the holder to acquire up to 84,960 shares of our common stock on the same terms as the unit warrants.

In May 2008, The Company received gross proceeds of $75,000 in connection with an exercise of 100,000 options at $0.75 per share. In July 2008, The Company received gross proceeds of $946,500 in connection with the exercise of 631,000 warrants at $1.50 per share.

Material Commitments

(a)	Mineral Property Commitments

Save and except for fees payable from time to time to (i) the Minerals Commission for an extension of an expiry date of a prospecting license (current consideration fee payable is $15,000) or mining lease or annual operating permits; (ii) the Environmental Protection Agency (“EPA”) in Ghana for the issuance of permits prior to the commencement of any work at a particular concession or the posting of a bond in connection with any mining operations undertaken by our company; and (iii) a legal obligation associated with our mineral properties for cleanup costs when work programs are completed, The Company is committed to expend an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the following concessions and such other financial commitments arising out of any approved exploration programs in connection therewith:

(i) the Kwabeng concession (Kwabeng Project);

(ii) the Pameng concession (Pameng Project);

(iii) the Banso and Muoso concessions (Banso and Muoso Project);

(iv) the Apapam concession (Apapam Project); and

(v) the Edum Banso concession (Edum Banso Project.)

With respect to the Kwabeng, Pameng and Apapam Projects, upon and following the commencement of gold production, a royalty of 3% of the net smelter returns is payable quarterly to the Government of Ghana.

With respect to the Edum Banso Project:

(a) $5,000 is payable to Adom Mining Limited (“Adom”) on the anniversary date of the Option Agreement in each year that The Company holds an interest in the agreement;

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

(b)	Further Material Commitments

Further material commitments are subject to new funding arrangements to be obtained or agreements not yet formalized.

Purchase of Significant Equipment

The Company does not expect to purchase significant ore processing and gold recovery equipment as our Wash Plant has sufficient capacity to handle our processing requirements at our Kwabeng Project. The Company rent our earthmoving and ancillary earthmoving equipment fleet in connection with our ongoing operations at our Kwabeng Project.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Significant Accounting Applications

The accompanying unaudited consolidated financial statements have been prepared by Xtra-Gold in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Forward Looking Statements

The information in this quarterly report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, expectations, future events, capital expenditure and exploration efforts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should” “may”, “will”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports that Xtra-Gold files with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

We are currently not a party to any legal proceeding and The Company was not a party to any legal proceeding during the quarter ended September 30, 2008. The Company is currently not aware of any legal proceedings proposed to be initiated against our company, however, from time to time, The Company may become subject to claims and litigation that are generally associated with any business venture.

Item 1A.	RISK FACTORS

Our company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, The Company are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2008, The Company completed a private equity financing whereby The Company received gross proceeds of $1,593,000 whereby The Company sold units comprised of 1,062,000 shares of our common stock and 1,062,000 warrants at an exercise price of $2.25 per share expiring one year from the earlier of the posting of our shares on an over-the-counter bulletin board service and the listing of our shares on a recognized stock exchange. The units were sold to 13 non U.S. persons, and the transaction was exempt from registration under the Securities Act pursuant to section 4(2) and Rule 506 thereunder and Regulation S. The Company paid a finder’s fee of $125,040 for introduction to the purchasers and issued 84,960 finder’s warrants enabling the holder to acquire up to 84,960 shares of our common stock on the same terms as the unit warrants.

In May 2008, we received gross proceeds of $75,000 in connection with an exercise of 100,000 options at $0.75 per share.

In July 2008, The Company received gross proceeds of $ 946,500 in connection with an exercise of 631,000 common stock purchase warrants. The proceeds from this transaction is being utilized to fund our diamond drilling program at the Kibi Gold Trend, at the south of the Kibi Gold Belt, on the gold anomaly identified at our Apapam Project, as well as for general corporate purposes.

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

On January 31, 2008, The Company entered into a termination agreement with our former project manager, John Douglas Mills and his management company, JD Mining Limited, whereby all parties agreed to terminate the consulting services of Mr. Mills and JD Mining Limited effective March 1, 2008. As part of the termination, the Board agreed to extend the exercise period for 300,000 stock options previously granted to Mr. Mills to June 1, 2008 which, if not exercised by this date, will then be cancelled. Mr. Mills exercised 100,000 stock options for gross proceeds of $75,000. The remaining 200,000 stock options were cancelled.

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

Date: November 6, 2008	XTRA-GOLD RESOURCES CORP. (Registrant)

By	/s/ James Werth Longshore
James Werth Longshore Principal Executive Officer and Principal Financial Officer