Form 10-K
period 2008-12-31
XTRA-GOLD RESOURCES CORP
filed 2009-03-27
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

[√] Yes	[ ] No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices of such common equity, as of June 30, 2008, was approximately $47,099,076.

As of March 27, 2009, the Registrant had 31,330,602 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Registrant are incorporated by reference in this Report: None

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

Exploration means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced and typically includes the review of existing data, grid establishment, geological mapping, geophysical surveying, trenching and pitting to test the areas of anomalous soil samples and reverse circulation and/or diamond drilling to test targets followed by infill drilling, if successful, to define reserves. We have the following six projects all of which are in the exploration stage:

●

Kwabeng Project. Our interest in this project is held by a mining lease. In January 2007, we commenced an early stage pre-production mining process whereby a sample area of ore was processed, the results of which assisted us in determining the best way and most profitable manner in which to mine the gold to be recovered from the mineralized material at our Kwabeng Project. The foregoing process was internally referred to by our company as a “Bulk Test”. We tested 32,906.70 bank cubic meters (“BCM”) of mineralized material at our Kwabeng Project that we processed through our floating placer gold washing processing plant (the “Wash Plant”) and recovered 608.50 ounces of gold. Following completion of the Bulk Test on March 25, 2007, our company has made modifications to our Wash Plant. We have been recovering gold from the mineralized material at our Kwabeng Project since January 19, 2007. In October 2008, we temporarily suspended our operations at the Kwabeng Project while management of our company (“Management”) considers a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. As of December 31, 2008, the total mineralized material that has been recovered from our Kwabeng Project is 361,791.66 BCM. As of December 31, 2008, we have recovered 8,771.34 fine ounces of gold from the mineralized material at our Kwabeng Project and as of such date we have sold 8,771.34 fine ounces of gold for cash proceeds of $6,833,007.

●	Pameng Project. Our interest in this project is held by a mining lease. This project is in the exploration stage.

●

Banso Project. Our interest in this project is held by a prospecting license. This project is in the exploration stage. To advance the gold exploration achieved by prior work programs, a trenching and soil sampling program was carried out from late November 2007 to May 2008. See “Banso Concession Exploration Activities” for the results of this program. Additional exploration activities will be planned once a thorough review of all data has been completed.

●

Muoso Project. Our interest in this project is held by a prospecting license. This project is in the exploration stage. To advance the gold exploration achieved by prior work programs, a trenching and soil sampling program was carried out from late February to November 2008. See “Muoso Concession Exploration Activities” for the results of this program. Additional exploration activities will be planned once a thorough review of all data has been completed.

●

Apapam Project. Our interest in this project is held by a mining lease. This project is in the exploration stage. An initial 3,001 meter scout diamond drilling program was conducted from September to October 2008. See “Phase I Drilling Program - Apapam Project” for the results of this program. A trenching / drilling program has been recommended. See “2008 Kibi Gold Trend Follow-up Program”.

●

Edum Banso Project. We have an option to acquire the interest in this project which is held by a prospecting license. This project is in the exploration stage. A first phase exploration program was implemented from August 2007 to January 2008. See “Edum Banso - Phase I Exploration Program” for the results of this exploration program. Additional exploration activities will be planned once a thorough review of all data has been completed.

To a much lesser extent, we also plan in the next year or two to engage in the acquisition and exploitation of prospective oil and gas properties in Canada and Ghana through two of our wholly-owned subsidiaries, which subsidiaries currently conduct limited activity.

As of the date of this Report, we have received cash proceeds of $391,414 derived from the recovery of gold during the Bulk Test, have subsequently derived cash proceeds of $6,441,593 from the recovery of gold from the mineralized material at our Kwabeng Project since April 24, 2007, have achieved losses since inception, have minimal operations, and currently rely upon the sale of our securities to fund our operations. Once we resume operations at our Kwabeng Project, we estimate that the mine operating, capital equipment purchases or improvements and administration costs to recover gold from the mineralized material at our Kwabeng Project will be approximately $500,000, the aggregate cost for the exploration programs at all of our Projects will be an aggregate of approximately $1,000,000 and our general and administrative costs will be approximately $500,000 for the next 12 months. Based on approved expenditures in our corporate operating budget for the next 12 months, we anticipate spending a minimum of approximately $2,000,000, however, we would not expend this amount unless we are able to generate sufficient cash proceeds derived from the sale of the gold recovered from the mineralized material at our Kwabeng Project to cover our operating costs in Ghana and are successful in raising additional capital. At December 31, 2008, we had working capital of approximately $1,299,625, comprised of current assets of $1,470,382 less current liabilities of $535,272. Our current assets were comprised mostly of $271,573 in cash and cash equivalents and $1,470,382 in trading securities.

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

From the date of the acquisition of Advertain on June 23, 1999 to December 31, 2000, our principal business activities were the continuation of the business activities of Advertain. We continued to fund the activities of Advertain through December 31, 2000. After December 31, 2000 we continued to use our best efforts to fund Advertain. Since we were unable to complete further funding, it was decided, on May 21, 2001, to abandon our interest in Advertain and enter into a plan to dispose of Advertain and reorganize our company for a future acquisition. On May 21, 2001, our then president, who was also president of Advertain, resigned since we determined to dispose of Advertain, and our former president, who was a director at the time, was appointed president. On June 15, 2001, we sold the shares we owned in Advertain back to the former sole shareholder and president of Advertain. On June 18, 2001, we consolidated our outstanding common shares on a basis of 20 for 1, adopted a new business plan to develop and operate laser eye correction (lasik surgery) clinics, and changed our name to RetinaPharma International, Inc. (“RetinaPharma”) to better describe our new intended business plan, which was ultimately never developed for lack of capital. No change of management occurred between May 21, 2001, when our former president rejoined our company as described above, and October 31, 2003 when we acquired our subsidiary, XGRI, as described below.

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

On October 31, 2003, we acquired all of the issued and outstanding shares of Xtra-Gold Resources, Inc., a Florida corporation (“XGRI”) from the shareholders of XGRI, all of which were unaffiliated third parties, in exchange for 10,070,000 shares of common stock (approximately 80% of our then issued and outstanding shares of our common stock). This transaction resulted in a change of control of our company and the formation of our being a holding company for XGRI, our then only wholly-owned subsidiary. As a result of this change in control, the president and directors of XGRI were appointed as our new management, and management immediately prior to this acquisition resigned. Subsequently, on November 22, 2003, we executed a 5 for 1 forward stock split. On December 16, 2003, we changed our name to Xtra-Gold Resources Corp. and increased the number of shares of common stock we are authorized to issue to 250,000,000 shares effective December 19, 2003. We undertook this name change to better describe our intended business. As a condition for the acquisition of XG Mining in December 2004, two former officers and directors of our company agreed to return 47,000,000 of the original shares of common stock issued in connection with the acquisition of XGRI for cancellation and these shares were subsequently cancelled in May 2005.

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

Location

As at the date of this Report, our corporate office is located at 360 Bay Street, Suite 301, Toronto, Ontario, Canada, M5H 2V6, and our telephone number there is (416) 366-4227. We maintain a technical office at our field camp (the “Field Camp”) located at 2 Masalakye Street, in the town of Kwabeng, in the Republic of Ghana. References in this Report to “Xtra-Gold”, “company”, “we”, “us” and “our” are to Xtra-Gold Resources Corp., a Nevada corporation, and our wholly owned subsidiaries, Xtra Energy, XOG; XGEL, XOG Ghana and our 90% owned subsidiary, XG Mining.

Employees

As at the date of this Report, our company has no salaried employees. Our President devotes approximately 90% of his time to our company. Our Vice-President, Exploration devotes approximately 50% of his time in consulting services to our company. We further engage the consulting services of our Vice-President, Ghana Operations for our Ghanaian subsidiaries who devotes a variable percentage of his time in consulting services to our company on an “as needed” basis. We also engage our Secretary and Treasurer with respect to corporate and administrative services who devotes a variable percentage of her time in consulting services to our company on an “as needed” basis.

Other Pertinent Information

Our fiscal year end is December 31.

Item 1A.	RISK FACTORS

AN INVESTMENT IN THE SECURITIES OFFERED HEREBY IS SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK. THE FOLLOWING FACTORS ARE BELIEVED BY MANAGEMENT TO BE THE MATERIAL RISKS THAT SHOULD BE CAREFULLY CONSIDERED BY INVESTORS BEFORE PURCHASING OUR SHARES.

WE ARE CURRENTLY IN THE EXPLORATION STAGE WITH RESPECT TO ALL OUR PROJECTS. THE CHANCE OF EVER REACHING THE PRODUCTION STAGE AT OUR PROJECTS IS UNCERTAIN. IN THE EVENT WE SHOULD EVER REACH THE PRODUCTION STAGE AT ANY OF OUR PROJECTS AND BEGIN SUBSTANTIVE MINING OPERATIONS, WE WILL BE SUBJECT TO A NUMBER OF RISKS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO EVER GENERATE ANY SIGNIFICANT REVENUES.

All of our projects are in the exploration stage. As of December 31, 2008, we have derived cash proceeds of approximately $6,833,007 from the sale of 8,771.34 fine ounces of gold recovered from the mineralized material at the Kwabeng Project. Our exploration efforts are subject to risks which are beyond our control, including:

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

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO COMMENCE PRODUCTION AT OUR KWABENG, PAMENG AND APAPAM PROJECTS AND TO COMPLETE THE EXPLORATION AT ALL OF OUR PROJECTS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

We estimate that the mine operating, capital and administration costs at our Kwabeng Project will be approximately $500,000, the cost for the exploration programs at all of our Projects will be an aggregate of approximately $1,000,000 and our general and administrative costs will be approximately $500,000 for the next 12 months. Based on approved expenditures in our corporate operating budget for 2009, we anticipate spending a minimum of approximately $2,000,000 over the next 12 months, however, we would not expend this amount unless we are able to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project or raise additional capital. Our future capital requirements depend on a number of factors, including our ability to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project, manage our business and control our expenses. As described elsewhere herein, at December 31, 2008, we had working capital of approximately $1,299,625, comprised of current assets of $1,834,897, mostly $271,573 in cash and cash equivalents and $1,470,382 in trading securities, less current liabilities of $535,272. We are exploring various financing alternatives to meet our projected costs and expenses. We cannot assure you that we will be able to obtain the necessary financing for our Projects on favorable terms or at all. Additionally, if the actual costs to continue production at our Kwabeng Project and the development of and production at our Pameng and Apapam Projects are significantly higher than we expect, we may not have sufficient funds to cover these costs and we may not be able to obtain other sources of financing. The failure to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project or to obtain all necessary financing would prevent us from achieving production at our Kwabeng, Pameng and Apapam Projects and would impede our ability to sustain operations or become profitable, and we could be forced to cease our operations.

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

THE COMMENCEMENT OF DEVELOPMENT OF AND PRODUCTION AT OUR KWABENG, PAMENG AND APAPAM PROJECTS AND THE DEVELOPMENT OF ALL OF OUR EXPLORATION PROJECTS MAY BE DELAYED DUE TO DELAYS IN RECEIVING REGULATORY PERMITS AND APPROVALS, WHICH WOULD DELAY OUR ABILITY TO COMMENCE PRODUCTION AND GENERATE REVENUES WHICH, ABSENT RAISING ADDITIONAL CAPITAL, COULD CAUSE US TO CURTAIL OR DISCONTINUE DEVELOPMENT OR OPERATIONS, IF ANY.

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

These delays could increase project development costs, affect project economic viability, or prevent us from completing the development of our Projects and generating revenues therefrom.

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

THE GOVERNMENT OF GHANA HAS THE RIGHT TO INCREASE ITS OWNERSHIP INTEREST OF 10% IN OUR XG MINING SUBSIDIARY FOR A CONSIDERATION AGREED UPON BY THE PARTIES OR BY ARBITRATION AND HAS A RIGHT OF PRE-EMPTION TO PURCHASE ALL MINERALS PRODUCED BY XG MINING. IF THE GOVERNMENT OF GHANA WERE TO EXERCISE ANY OF ITS RIGHTS, OUR RESULTS OF OPERATIONS IN FUTURE PERIODS COULD BE ADVERSELY IMPACTED.

The Government of Ghana currently has a 10% free carried interest in XG Mining, one of our Ghanaian subsidiaries that holds three mining leases covering our Kwabeng, Pameng and Apapam concessions. The Government of Ghana also has: (a) the right to acquire an additional interest in XG Mining for a price to be determined by agreement or arbitration; (b) the right to acquire a special share (as defined in the Minerals and Mining Act, 2006 (Act 703)) in XG Mining at any time for or such consideration as the Government of Ghana and XG Mining might agree; and (c) a right of pre-emption to purchase all minerals raised, won or obtained in Ghana. While we are not aware of the Government of Ghana having ever exercised such right of pre-emption, we cannot assure you that the Government of Ghana would not seek to exercise one or more of these rights which, if exercised, could have an adverse affect on our results of operations in future periods. If the Government of Ghana should exercise its right to either acquire the additional interest in XG Mining or its right to acquire the special share, any profit we might otherwise report from XG Mining’s operations would be proportionally reduced in the same percentage as the minority interest attributable to the Government of Ghana in that subsidiary would be increased. If the Government of Ghana should exercise its right to purchase all gold and other minerals produced by XG Mining, the price it would pay may be lower than the price we could sell the gold or other minerals for in transactions with third parties and it could result in a reduction in any revenues we might otherwise report from XG Mining’s operations.

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

In addition, we may be exposed to potential environmental impacts during any full scale mining operation. At such time of commencement of full scale mining, if ever, we plan to negotiate posting of a reclamation bond to quantify the reclamation costs. We anticipate that the dollar amount of reserves established for exposure to environmental liabilities is $150,000, as estimated by the Ghana Environmental Protection Agency (“EPA”), however, we are currently unable to predict the ultimate cost of compliance or the extent of liability risks.

OUR ACTIVITIES ARE AND WILL BE SUBJECT TO COMPLEX LAWS, SIGNIFICANT GOVERNMENT REGULATIONS AND ACCOUNTING STANDARDS THAT MAY DELAY OR PREVENT OPERATIONS AT OUR PROJECTS AND CAN ADVERSELY AFFECT OUR OPERATING COSTS, THE TIMING OF OUR OPERATIONS, OUR ABILITY TO OPERATE AND OUR FINANCIAL RESULTS.

Our business, exploration activities and any future mining operations and development activities are and will be subject to extensive Ghanaian, United States and other foreign, federal, state, territorial and local laws and regulations and also exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect our operating and future development costs, the timing of our operations, our ability to operate and our financial results. These laws and regulations governing various matters include:

●	environmental protection;

●	management of natural resources;

●	exploration, development of mines, production and post-closure reclamation;

●	export and import controls and restrictions;

●	price controls;

●	taxation;

●	labor standards and occupational health and safety, including mine safety;

●	historic and cultural preservation; and

●	generally accepted accounting principles.

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

WE DEPEND ON THE CONTINUED SERVICES OF OUR VICE-PRESIDENT, EXPLORATION, SENIOR PROJECT MANAGER, EXPLORATION, MINING GEOLOGIST AND MINE MANAGER AND THE LOSS AND FAILURE TO REPLACE ANY OF THESE PERSONS MAY DAMAGE OUR OPERATIONS AND OUR ABILITY TO COMMENCE DEVELOPMENT OR GENERATE REVENUES IN FUTURE PERIODS.

Our future success depends upon the continued services of our geological and gold mining team, comprised of our Vice-President, Exploration, our Senior Project Manager, Exploration, our Mining Geologist and our Mine Manager. The exploration and mining engineering experience of these individuals with respect to the geological and gold mining knowledge and experience that is fundamental to our business operations is unique and if we were to lose their services, we may encounter difficulty in replacing them. If we were unable to replace these persons it may lead to our having to delay, curtail or discontinue our exploration, future development or operations, if any. In this event, any trading market for our securities and your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company. We do not maintain key person insurance on any of these persons.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. As our stock is not listed on an exchange, we are not required to adopt these corporate governance standards. Our board of directors (“Board”) has not established Audit and Compensation Committees and we have not adopted all of the corporate governance measures which we might otherwise have been required to adopt if our securities were listed on a national securities exchange. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC BULLETIN BOARD (“OTCBB”) AND TRADING IN THE SHARES IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTCBB, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN LIMIT OR MAKE TRADING AND LIQUIDITY IN THE STOCK MORE DIFFICULT TO EFFECTUATE.

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

Real Property

We do not own any real property, however, we do own the mineral rights on our Projects. All of our exploration activities are currently conducted at project sites located in Ghana. Mining leases or prospecting licenses to which we are a party, granting us the right to operate at our Kwabeng, Pameng, Apapam, Banso and Muoso and Edum Banso Projects, are described elsewhere in this Report.

Our administrative activities are currently conducted from our corporate office, where we have leased 1,163 square feet for a 66 month term commencing on May 1, 2007. This office is located at Suite 301, 360 Bay Street, Toronto, Ontario, Canada, M5H 2V6. We paid rent of approximately $3,397 per month in the first and second years of the lease and will pay approximately $3,494 per month in the third and fourth years of the lease and approximately $3,591 per month in the fifth year of the lease.

As of the date of this Report, our technical activities are conducted at our Field Camp located in Kwabeng, Ghana. Our technical activities were also previously conducted from our technical office located at House No. 15, Ade-Coker Road, East Legon, Accra, Ghana. As of February 2009, we terminated the lease for these premises as a cost-saving measure.

We previously maintained a technical office located at 430 Westmount Avenue, Unit F, Sudbury, Ontario, Canada, P3A 5Z8, where our Vice-President, Exploration and his staff conduct business. As of December 2008, we terminated the rental arrangement at this location as a cost-saving measure.

Map of Properties and Operations

The map, on the following page, shows the locations of our Kwabeng, Pameng, Apapam, Banso and Muoso and Edum Banso Projects all of which are described in further detail in this Report.

LOCATION OF XTRA-GOLD MINING LIMITED CONCESSIONS
REGIONAL MAP OF GHANA
XTRA GOLD EASTERN REGION CONCESSIONS
VOLTA LAKE
Bonkrom
Kwelada
Odumasua
Ekyamenturom
To Kumasi
Mpraeso
Nkwakaw
Dominase
Asunafo
Begoro
Muoso
Anyinam
MUOSO
Field Camp
Osino
KWABENG
Kwabeng
Abomoso
New Abirem
Asiakwa
Asuom
BANSO
PAMENG
Pramkese
APAPAM
Apapam
Kibi
KOFORIDUA
Kade
Suhum
EASTERN REGION
Asamase
Somanya
Akim Oda
Kraboa Coaltar
Donyum
Asamankese
Achiase
Nsawam
Amasaman
Tema Harbour
ACCRA
GULF OF GUINEA
N
W
E
S
20 Kms
LEGEND - EASTERN REGION
Capital city
Regional Capital
Major Towns
Field Camp
Accra-Kumasi Trunk Road
Paved roads
Rivers and streams
Mining Concession
Exploration Concession
7°15'
7°00'
6°45'
6°30'
6°15'
6°00'
5°45'
5°30'
5°15'
1°00'
0°45'
0°30'
0°15'
0°00'

Description of Properties

Each of our mineral exploration projects is currently at an early stage of evaluation and no mineralized material or reserve estimates have been made. The present exploration activities on these projects, including grid establishment, soil sampling, prospecting/geological mapping, pitting/trenching and geophysics, are aimed at identifying lode gold (hardrock) mineral occurrences to be further evaluated through drilling. We have completed preliminary lode gold exploration programs at our Banso and Muoso, Apapam and Edum Banso Projects and their respective results are noted hereunder. We have not yet produced any gold at our Apapam, Pameng, Banso and Muoso and Edum Banso Projects and we will require substantial additional capital in order to do so.

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

Title to Properties

We hold 30-year mining leases expiring on July 26, 2019 on our Kwabeng and Pameng mining concessions (see “Mining Leases - Kwabeng and Pameng Projects”) and a 7-year mining lease on our Apapam mining concession expiring on December 17, 2015 (see “Mining Lease - Apapam Project”). Our interest in our Banso and Muoso Project is held in a prospecting license (see “Banso and Muoso Prospecting License”) and our interest in our Edum Banso Project is held through an option agreement (see “The Edum Banso Project - Option Agreement for Prospecting License”).

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

Field Camp at Kwabeng Project

In addition to the three mining leases, XG Mining owns the Wash Plant and the Field Camp which is a functional living compound for mining personnel and is also comprised of offices and facilities for stores, engineering and exploration activities. The Wash Plant and the Field Camp are located on the property included in our Kwabeng concession, close to the town of Kwabeng.

We engage experienced mining personnel with respect to our recovery of gold effort at our Kwabeng Project. When the operations resume, approximately 100 personnel will be working at the Kwabeng Field Camp. Our Mine Manager supervises all personnel at our Plant, Field Camp and gold recovery room (“Gold Room”) and a Mining Geologist supervises the exploration and planning of daily recovery of gold activities of our personnel.

Former Ownership

In the early 1990’s, the former mining lessee invested approximately $24,000,000 to open and operate a mine at the Kwabeng concession. The mining operation lasted for 15 months and 16,800 ounces of gold was produced before the mine was shut down.

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

We are able to address the foregoing past failings of the former operator as we have: (i) redesigned our Wash Plant to accommodate a higher capacity of throughput; (ii) engaged experienced Ghanaian engineers, geological consultants and accounting personnel; (iii) cash available to sustain our current recovery of gold effort for approximately 12 months; and (iv) a plan to derive cash proceeds from our current recovery of gold effort in order to meet operational costs through the course of advancing our plan. Also, the current gold price (approximately $930 per ounce) is significantly greater compared to the gold price during the previous mining effort (approximately $300 per ounce). On the basis of our planned annual recovery of gold of approximately 360,000 BCM, we anticipate that our plan could continue for 20 years, however, this will depend upon numerous factors including the grade and commercial recoverability of the mineralized material and the selling gold price at the relevant time.

Floating Gold Ore Washing and Processing Plant

The Wash Plant was custom manufactured for the placer gold ores located on the Kwabeng and Pameng concessions by IHC of the Netherlands and shipped to Ghana in disassembled modules in the early 1990’s while the Kwabeng mining lease was held by the former owner, Goldenrae Mining Company Limited. The Wash Plant is made up of two major functional components: (i) a series of modular pontoons which are assembled on-site to make up the floating barge portion of the Wash Plant; and (ii) the gold ore processing and recovery equipment, power generation equipment are installed, which is comprised of vibrating grizzly feeder, scrubber, vibrating screen, a three stage IHC radial jig gold recovery unit and provisions for the disposal of the barren processed gravels back into the mining pit. The rated recovery of gold capacity of the Wash Plant is approximately 80 cubic meters of ore gravels per hour and we anticipate that it will be operated continuously by the staff to be hired at the commencement of full scale production at our Kwabeng concession. When operations resume at our Kwabeng Project, we plan to operate the Wash Plant on a one 10 hour shift per day for six days of the week. The Wash Plant and our Field Camp thereto are connected to the national power grid (hydro) in Ghana. As well, a new vibrating screen deck and water supply pump have been installed and the Wash Plant is fully operational.

Bulk Test

We completed the Bulk Test at our Kwabeng Project on March 25, 2007. During the Bulk Test, we collected, processed, analyzed and sold the gold recovered from the Bulk Test. We obtained the necessary approvals and permits from the Ghanaian government authorities prior to commencing the Bulk Test.

Mining Leases – Kwabeng and Pameng Projects

Our subsidiary, XG Mining, which is owned by us as to a 90% interest, entered into two individual mining leases on July 26, 1989 with The Government of the Republic of Ghana (the “Government of Ghana”), which holds a 10% interest in XG Mining, covering an area of 44.76 sq km with respect to the Kwabeng concession and 40.51 sq km with respect to the Pameng concession (collectively, the “Lease Area”), located in the East Akim District of the Eastern Region of the Republic of Ghana. These mining leases have a 30 year term expiring on July 26, 2019. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the lease area (including processing, storing and transportation of ore and materials). With respect to each mining lease, we are: (i) required to pay applicable taxes and annual rental fees of approximately $15 to the Government of Ghana; and (ii) committed to pay a royalty in each quarter through the Commissioner of Internal Revenue based on the production for that quarter within 30 days from the quarter end as well as a royalty on all timber felled in accordance with existing legislation. Under the terms and conditions of each mining lease, we are required to furnish to the Secretary for Lands and Natural Resources (now the Minister of Lands, Forestry and Mines), the Chief Inspector of Mines (now the Head of the Inspectorate Division of the Minerals Commission) (the “HIDMC”), the Chief Executive of the Minerals Commission and the Director of Geological Survey (now the Director of Ghana Geological Survey (the “DGGS”) (collectively referred to as the “Government Authorities”) (i) a report in each quarter not later than 30 days after the quarter end in connection with quantities of gold won, quantities sold, revenue received and royalties payable for that quarter; (ii) a report half-yearly not later than 40 days after the half year end to the aforementioned government authorities summarizing the results of operations in the Lease Area during the half year and technical records to be maintained by the company as particularly set forth in the respective mining leases (the “Technical Records”), which report shall further contain a description for any geological or geophysical work carried out by the company during that half year and a plan upon a scale approved by the Head of the Inspectorate Division of the Minerals Commission showing mine workings and dredging areas; (iii) a report not later than 60 days after the end of each financial year to the Government Authorities (except for the DGGS) summarizing the results of its operations in the Lease Area during that financial year and the Technical Records, which report shall further contain a description of the proposed operations for the following year with an estimate of the production and revenue to be obtained; (iv) a report not later than three months after the expiration or termination of the respective mining leases, to the Government Authorities, giving an account of the geology of the Lease Area including the stratigraphic and structural conditions and a geological map on a scale prescribed in the Mining Regulations; (v) a report to the Government Authorities (except for HIDMC and DGGS) of any proposed alteration to its regulations and a report of the particulars of any proposed transfer of any share of its capital stock representing 1% of more of the total number of issued and outstanding shares; (vi) a report to the Government Authorities on the particulars of any fresh share issuance or borrowings in excess of an amount equal to the stated capital of XG Mining; and (vii) having regard to items (v) and (vi), these reports shall be submitted not less than 60 days in advance of the proposed alteration, transfer, issue or borrowing; (viii) a copy of XG Mining’s annual financial reports including a balance sheet, profit and loss account and notes thereto certified by a qualified accountant who is a member of the Ghana Institute of Chartered Accountants not later than 180 days after the financial year end to the Government Authorities (except for HIDMC and DGGS); and (ix) such other reports and information in connection with our operations to the Government Authorities as they may reasonably require. We are entitled to surrender all or any part of our interest in the lease area upon providing proper notice to the Government of Ghana. We have the right to terminate our interest in each mining lease if the subject mine can no longer be economically worked, by giving not less than nine months’ notice to the Government Authorities, without prejudice to any obligation or liability incurred prior to such termination. The Government of Ghana has the right to terminate our interest in the mining leases if (i) we fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of mining lease (however, we have three months to remedy from the notice of such event); (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government Authorities.

The mining leases further provide that XG Mining shall report forthwith to the Government Authorities in the event it discovers any other minerals in the Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements made between XG Mining and the Government Authorities.

Recovery and Sale of Gold

As of December 31, 2008, we have sold an aggregate of 8,771.34 ounces of gold recovered from the mineralized material at our Kwabeng Project. We do not have an exclusive agreement with any company or entity to buy the gold that we recover.

Ancillary Operations

Kwabeng Field Camp

Our company already possesses a fully operational and well maintained Field Camp comprised of office, administration accommodation and workshop facilities located on the Kwabeng concession and is accessible by paved road located approximately 2 hours drive from the capital city of Accra. Our Field Camp is the base of operations for our Kwabeng, Pameng and Apapam Projects. The Field Camp is within cell phone coverage and is supplied with electricity from the national power grid, which lines run along the road accessing the Field Camp. When operations resume at the Kwabeng Project, all of our senior staff will be accommodated in the Field Camp with the junior staff finding accommodation in the surrounding towns and villages.

Fuel and Spare Parts Supply

We deliver fuel from Accra by tanker and discharge the fuel into and store the fuel in the fuel tank facility located within the Field Camp. We purchase spare parts for all of our equipment either locally or from suppliers overseas and store such parts in the secure spare parts warehouse located at the Field Camp.

Workspace

There is adequate office space at the Field Camp to accommodate our mine planning and engineering, geology, surveying, environmental, processing, equipment maintenance and other departments, as well as our laborers.

Equipment Maintenance

We currently rent our equipment, however, in the event we decide to own and operate our own earthmoving equipment fleet, then the maintenance of that fleet will be carried out in the workshops located within the Field Camp. Should we decide to own and operate an earth moving equipment fleet, at that time we will plan for some re-tooling and re-equipping of our workshops to suit the equipment that we anticipate being utilized for our mining operations. If our company decides to make use of a mining contractor to carry out the earth moving at our Kwabeng, Pameng and Apapam Projects, then we anticipate leasing the workshops to the contractor as part of the contract.

Capital Expenditures

To commence full scale production at the Kwabeng, Pameng and Apapam Projects, with a view to maximizing revenues, we anticipate capital requirements of approximately $2,500,000 as set out below:

Mining Equipment (1)	$1,500,000
Wash Plant Upgrades	$500,000
Working Capital	$500,000
TOTAL CAPITAL EXPENDITURES	$2,500,000

(1)

This capital cost contemplates the purchase of mining equipment, which includes bull dozers, excavators and a front end loader , and will be reduced by $1,500,000 in the event that we decide to lease such equipment through third parties.

XG Mining has rehabilitated the Field Camp which included installation of a communication system for Internet access, electronic mail, telephone and facsimile service and minor construction repairs.

Since completion of our Bulk Test, we commenced the recovery of gold from the mineralized material at our Kwabeng Project on April 24, 2007.

Banso and Muoso Projects

Our Banso and Muoso Projects consist of two concessions totaling 107.32 sq km. We hold one prospecting license, as more particularly described hereunder, for the Banso and Muoso concessions which are situated in the Eastern Region of Ghana approximately 80 kilometers north of Accra. These concessions lie in the Kibi-Winneba Gold Belt on the western flanks of the prominent Atewa Range, which is underlain by Birimian greenstone, phyllites, meta-tuffs, epi-diorite, meta-greywacke and chert. The valleys, over which the concessions are located, are underlain by thick sequences of Birimian metasediments. The north-western end of the Atewa Range is the type-locality for the Birimian metasediments and metavolcanics.

This area is one of the oldest placer gold mining areas of Ghana, dating back many centuries. Historical exploration and mining has mainly focused on placer gold. Prior to our acquisition of the Banso and Muoso concessions, to the best of our knowledge and based on mining records in Ghana, there has never been a detailed documented bedrock exploration program conducted on these concessions.

Our Banso and Muoso Project is at an early stage of evaluation and no mineralized material or reserve estimates have been made. The present exploration activities on these concessions, including grid establishment, soil sampling, prospecting/geological mapping, pitting/trenching and geophysics, are aimed at identifying lode gold (hardrock) mineral occurrences to be further evaluated through drilling. We have completed preliminary lode gold exploration programs at our Banso and Muoso Project and have received the respective results as noted hereunder.

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

Banso and Muoso Prospecting License

Our wholly-owned subsidiary, XGEL entered into a prospecting license with the Government of Ghana on September 24, 2001 covering a licensed area of 107.32 sq km (the “Banso and Muoso Licensed Area”). The current term of the prospecting license has been extended to October 13, 2009 on approval by the Minerals Commission of Ghana (“Min Com”). A further application for renewal of the prospecting license, requires our submission of (i) a comprehensive terminal report, including logs of pits and assay results; (ii) a detailed financial report; (iii) a site plan indicating the areas to be retained and those to be shed off; (iv) evidence of annual ground rent payments; and (v) an environmental permit from the EPA. Under the prospecting license, we have been granted the right and license by the Government of Ghana to conduct geological and geophysical investigations in the licensed area to determine adequate quantity of geologically proven and mineable reserve of gold and diamonds (directly or through agents, contractors or sub-contractors). The terms and conditions of the prospecting license include, among other things, our requirement to (i) conduct a preliminary pitting program (Phase I); (ii) conduct a reserve definition program (Phase II); and (iii) prepare an engineering/feasibility report (Phase III); (iv) provide an annual report in prescribed form within 60 days after each calendar year to various mining regulatory bodies and government authorities (collectively, the “Authorities”). We have the right to (i) assign or mortgage our interest in the prospecting license, subject to obtaining the consent of the Government of Ghana who may impose certain conditions in connection therewith; (ii) surrender our interest in the prospecting license; and (iii) renew the term of the prospecting license for a period of two years or such other renewal period may be granted in accordance with applicable mining laws of Ghana. The Government of Ghana has the right to terminate the prospecting license in the event we (i) fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of the prospecting license; (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government of Ghana. In any of the foregoing events, we have 21 days in which to remedy any of these occurrences. If upon expiration of prospecting license, we have fulfilled our obligations and have established to the Government of Ghana that development of a mine from ore reserves established within the licensed area is economical and financially feasible, the Government of Ghana shall grant us with first option to (i) acquire a lease for purposes of mining in the licensed area of the Banso and Muoso Project; and ii) participate in a mining project in the licensed area, subject to negotiation with the Government of Ghana of satisfactory terms for such license and participation.

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

Fieldwork included the following:

Grid Establishment

Grid placement was based on the results from the 2004 regional work program. Four grids were established in the areas of primary interest, one on the Muoso concession and three on the Banso concession. The grids on the latter concession are referred to as Area 1, Area 2 and Area 3.

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

2008 Banso – Muoso Target Follow Up Program

Exploration work on the Banso-Muoso prospecting license during the 2008 reporting period was aimed at advancing the lode gold targets produced by the Phase I (2005) and Phase II (2006) work programs. Work focused on the further evaluation of the Banso Area 3 and Ankaase gold-in-soil anomalies located at the southern extremity of the Banso, and eastern extremity of the Muoso concessions, respectively.

The Banso concession was subjected to manual trenching and soil geochemistry on an intermittent basis from late November 2007 to May 2008, while hand auger sampling and trenching programs were implemented at the Muoso concession on an intermittent basis from February to November, 2008. All geotechnical field work such as mapping and sampling was conducted in-house by XGEL personnel. Grid establishment (line cutting) and manual trench excavation was conducted on a contract basis by Amofah and Associates of Accra and Andaco Enterprises Limited of Kwabeng, respectively.

All gold results for the following exploration programs are reported in “ppm Au” (part per million gold). The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

Further exploration activities for the Banso-Muoso concessions will be planned once an ongoing geological, geochemical and geophysical data compilation has been completed.

Banso Concession Exploration Activities

Banso Area 3 Trenching

Three hand-dug trenches totaling 138 meters were excavated on the Banso Area 3 gold-in-soil anomaly located at the southeastern extremity of the Banso concession. Trenches Nos. TAB001 to TAB003 were excavated in a north-south direction, across the Phase II (2006) trenching located along the L1400N gold-in-soil anomaly, to test the subsurface expression of an extensive ENE-trending quartz float train discovered during prospecting. Trenches TAB002 and TAB003 form a continuous trench extending over a 112 meter length. A total of 69 horizontal channel samples were collected at 2 metre intervals, with shorter samples utilized in areas of geological interest (i.e. quartz veining).

Trenches TAB002 – TAB003 exposed a system of intermittent, ENE-trending, quartz veining extending over a 80 meter trench-length, including a 10 meter zone encompassing three parallel quartz veins ranging from 0.25 meters to 0.35 meters in width, within the northern portion of TAB002. Two of the quartz veins yielded significant gold values of 4.64 ppm and 7.67 ppm over true-widths of 0.25 meters and 0.28 meters, respectively. The TAB002-TAB003 trench yielded intermittent, anomalous gold values over it’s entire 112 meter length. Including exploration significant intervals of 0.19 ppm gold over 46 meters and 0.22 ppm gold over 16 meters.

Banso Area 3 Soil Sampling

The Banso Area 3 gold-in-soil anomaly was covered by a new, detailed (100 m), north-south oriented, soil geochemistry grid designed to better define the ENE-trending, gold-bearing quartz vein system discovered in trenches TAB002 and TAB003. A total of 460 soil samples were collected at 25 meter intervals along the 12.625 line-kilometers of cross lines. Including the Regional Exploration (2004) and Phase II (2005) work programs a total of 1,702 soil samples have been collected on the Banso Area 3 grid.

The anomalous threshold for the soil sample results was set at 0.05 ppm gold based on past work experience in the Kibi Belt. 205 (12%) out of the 1,702 soil samples returned gold values greater than the 0.05 ppm anomalous threshold, including: 43 (2.5%) samples over 0.25 ppm; 22 (1.3%) samples over 0.50 ppm; and 14 (0.8%) samples over 1.0 ppm gold.

The combined soil geochemistry surveys outlined three parallel, ENE-trending, gold-in-soil anomalous trends across a 600 meter distance. The gold-in-soil anomalies (> 0.05 ppm Au), ranging from 50 meter to 150 meter in width, tend to be patchy in nature and / or pinch-out along their 600 meter to 1,500 meter trend-extents. The northernmost anomalous trend exhibits a good correlation with the quartz vein system identified in trenches TAB002-TAB003.

Muoso Concession Exploration Activities

Ankaase Trend Auger Sampling

As a follow up to the Phase II (2006) soil geochemistry survey, a hand-auger program was implemented on the Ankaase gold-in-soil anomaly located at the eastern extremity of the Muoso concession. The auger sampling was designed to test the geochemical signature of the gold-in-soil anomalies at depth within the saprolite horizon in order to better define trenching targets. A total of 99 sites, totaling 371 linear-meters, were augered to an average depth of approximately 3.75 meters (5m max.). A one (1) meter sample was collected from the saprolite horizon at the bottom of each hole. Auger hole spacing was typically at 25 meters, with some 12.5 meter infilling.

The anomalous threshold for the auger sample results was set at 0.10 ppm gold based on past work experience in the Kibi Belt. 21 (21%) out of the 99 auger samples returned gold values greater than the 0.10 ppm anomalous threshold; including 4 samples over 0.5 ppm and a maximum value of 2.46 ppm. The auger sampling proved to be an efficient trench target definition method.

Ankaase Trend Trenching Program

The 2008 scout trenching program encompassed 19 hand dug trenches, ranging from 8 meters to 236 meters in length and from 1.5 meters to 3.5 meters in depth, and totaling 805 linear meters. The reconnaissance trenching was designed to test the geochemical signature at depth, within the in situ saprolite (oxidized rock) horizon, of the southern half (1.4 km) of the extensive Ankaase Gold Trend; an over 3.5 km long, NE-trending, anomalous gold-in-soil trend characterized by the widespread occurrence of auriferous quartz floats.

This initial reconnaissance trenching program yielded very encouraging results and confirmed that the extensive Ankaase gold-in-soil trend is spatially associated with a typical “Ashanti” style shear zone setting developed proximal to a Birimian metavolcanic-metasediment contact with associated Belt granitoids.

A total of 511 horizontal channel samples were collected from a canal excavated along the bottom sidewall of the trench (~ 0.10m above floor). Samples were typically 2 metres in length, with shorter (1 m) samples utilized in areas of geological interest (i.e. quartz veining). 85 (17%) out of the 511 channel samples returned gold values greater than 0.5 ppm, including: 52 (10%) samples over 1.0 ppm; and 20 (4%) samples over 3.0 ppm gold.

Nine (9) out of the 19 trenches yielded significant gold intercepts as presented in Table 1; with an additional seven (7) trenches yielding anomalous, exploration significant gold values; and three (3) trenches failing to return any anomalous gold values.

Table 1: Significant Trench Specifications – Ankaase Gold Trend

Trench ID	From (meters)	To (meters)	Trench Length (meters) (1)	Gold (2) (ppm)

TMU001	17.00	25.00	8.00	2.08
including	17.00	21.00	4.00	3.59
TMU002	42.00	44.00	2.00	13.70
TMU004	4.00	22.00	18.00	1.75
including	19.00	20.00	1.00	9.37
TMU004	47.00	58.00	11.00	1.24
including	48.00	52.00	4.00	2.75
TMU005	0.00	62.00	62.00	0.43
including	2.00	26.00	24.00	0.63
TMU008-010	N/A	N/A	24.00	1.79
including			1.00	7.00
TMU015	0.00	15.00	15.00	1.06
including	8.00	12.00	4.00	2.16
TMU016	20.00	26.00	6.00	4.73
TMU019	15.00	29.00	14.00	2.08
including	16.00	20.00	4.00	6.52
including	18.00	19.00	1.00	10.95

(1)	Reported intercepts are trench-lengths; true width of mineralization is unknown at this time.
(2)	The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t).

Note:	Trenches #TMU003, 011, 012, 013, 014, 017 and 108 yielded anomalous, exploration significant gold value. Trenches #TMU006, 007 and 009 yielded no anomalous gold values.

Trenching to date has intermittently traced an approximately 150 meter to 200 meter wide, NE-trending deformation zone over an approximately 1.4 km strike length. This structural corridor is characterized by several sub parallel, shear hosted, gold-bearing quartz vein zones ranging from less than 1 meter to approximately 24 meters in trench length; with individual quartz veins ranging from less than 1 cm to 5.5 meters in trench length. A granitoid body exhibiting widespread, low grade gold mineralization (0.43 ppm gold over 62 meters) exposed within trench TMU005 at the southwestern extremity of the Ankaase Gold Trend is also of significant exploration interest.

Additional trenching and geophysics are planned to better define the structural controls of the known mineralization and to test the northern half (approximately 1.7 km) of the over 3.5 km long Ankaase Gold Trend.

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

Prior to the exploration work conducted by our company as noted hereunder, very little systematic exploration work for bedrock gold deposits has been conducted in the Kibi area since the 1930s.

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

The geochemical soil survey conducted on the Apapam concession produced several interesting gold-in-soil anomalies that are listed below. A geochemical trend of 050-060 (degree) (ENE-WSW) is in conformity with the regional geological trend. Values greater than the threshold value (mean plus 2 standard deviations) of 0.098 ppm gold are considered to be anomalous. A total of 105 samples (8% out of the 1,306 samples submitted for analysis produced gold-in-soil values greater than the threshold value of 0.098 ppm gold.

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

Reconnaissance Geology / Prospecting Program

A reconnaissance geology / prospecting program covering the west-central portion of the Apapam concession was intermittently implemented by the Xtra-Gold exploration staff from November 2006 to February 2007. The program was initiated to follow-up on the anomalous gold-in-silt sample results returned by the 2006 concession-wide stream sediment sampling program (i.e. Zone A-Adansu Anomaly).

The reconnaissance program identified a 150 meter long, NW - trending gold anomalous float train located approximately 400m west-northwest of the anomalous gold-in-silt sample yielded by the Adansu stream. The rock floats typically consist of strongly silicified metavolcanic cross-cut by sheeted to stockworked quartz stringers exhibiting disseminated boxworks after pyrite.

An historical rock pit was also located within the west-central portion of the concession. Grab samples collected from sheared quartz-iron carbonate veining within the 3.5 meter deep pit returned anomalous gold values. This auriferous vein occurrence is located approximately 550 meters west-northwest of the open-ended Area 3 gold-in-soil anomaly described in the above Soil Sampling section.

Recommendations

Recommended work to further advance the project includes: (a) reconnaissance soil sample gridding for the evaluation of the two (2) anomalous areas defined by the stream sediment sampling, and the auriferous float train and rock pit areas identified during the in-house reconnaissance geology program; (b) and detailed soil sampling and / or pitting-trenching to further define the limits of the four (4) gold-in-soil anomalies and to test their geochemical signature at depth.

Phase II Exploration Program

A reconnaissance trenching program was intermittently implemented by the Xtra- Gold exploration staff from February 2007 to December 2007 on the Apapam concession. The trenching was carried out to test the geochemical signature at depth of the gold-in-soil anomalies detected within the north-western portion of the concession during the Phase I work program and to obtain additional geological / structural information in order to optimize the design of detailed trenching and drilling targets. A total of 542 channel samples were collected from 21 trenches totaling 1,090 linear-meters.

In order to obtain an independent assessment of the 2007 Xtra-Gold trenching results, a National Instrument 43-101 compliant data verification program was undertaken by CME Consultants Inc. (“CME”) from December 3 to 7, 2007. The program involved the resampling of selected trenches which yielded exploration-significant gold mineralization intervals. CME is a Canada-based geological consultancy with over 15 years of project management experience in Ghana. The Apapam data validation program was implemented under the direct supervision of a professional geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia. The trenching program results noted hereunder correspond to the results returned by the independent CME data verification program.

Trenching; Methodoly / Targets

A total of 21 trenches ranging from 2 meters to 224 meters in length were excavated by Xtra-Gold personnel within the north-western portion of the Apapam concession during the 2007 reconnaissance trenching program. A total of 542 channel samples (2 meters) were collected from the 21 trenches totaling 1,090 linear-meters. Trenches were manually excavated by pickaxes and shovels to a typical width of 1 meter and an average depth of 3 meters, with some sections of the trenches reaching 4.0 meters in depth. Trenching typically extended down to the saprolite horizon but locally the saprolite could not be reached due to safety concerns. Trench specifications are presented in Table 1 below

The bulk of the trenching efforts, including 8 trenches totaling 834 linear-meters (approx. 75%), focused on testing the Area #1, #2, and #3 gold-in-soil anomalies detected during the 2006 Phase I work program. Five (5) trenches totaling 112 meters were excavated to test the subsurface along the train of gold anomalous rock floats encountered during the November 2006 reconnaissance geology / prospecting program (i.e. Ahwiniase Area). An additional 8 trenches totaling 144 meters were excavated to test the subsurface in the general area of the historical rock pit also discovered during said prospecting program (i.e. Adadietem Area).

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

(ii)	Trenching Results / CME Data Verification Program

Based on past work experience in Ghana, the Xtra-Gold geological personnel arbitrarily established channel sample intervals yielding weighted average grades greater than 1.0 ppm gold has been exploration significant. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). Nevertheless, anomalous channel sample results below the 1.0 ppm gold threshold remain of considerable exploration interest and will be subjected to further investigation. Sixty-one (61) out of the 542 channel samples (11%) yielded gold values greater than the 1.0 ppm exploration-significant threshold.

Four (4) out of the 21 trenches yielded length-weighted average grade intervals greater than the arbitrarily set exploration - significant threshold of 1.0 ppm gold, including: trench #TKB003 in gold-in-soil anomaly Area #1 (i.e. Kibi Mountain); trenches #TKB004 and #TKB005 in gold-in-soil anomaly Area #2; and trench #TAD001 in the Adadietem Area.

The independent data verification program undertaken by CME from December 3 to 7, 2007 encompassed the complete resampling of the exploration-significant intervals (= 1.0 ppm Au)from the four (4) above noted trenches. The CME resampling included 116 channel samples totaling 115.41 linear meters. Sampling consisted of a horizontal channel cut along the sidewall of the trench, approximately 0.2 meters above the trench floor. Sampling was typically established at one meter intervals, with sample lengths locally adjusted to accommodate geological features.

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

Table 2: Significant Trench Intersections – Apapam Concession

Trench No.	Zone / Area	Intervals (meters)			Gold (ppm)
		From	To	Length
TKB003	Area No. 1	46.36	54.10	7.74	1.60
TKB003	Area No. 1	64.10	74.55	10.45	1.62
including		68.00	70.25	2.25	4.64
TKB004	Area No. 2	194.00	196.00	2.00	1.70
TKB004	Area No. 2	203.00	214.00	11.00(1)	4.07
TKB005	Area No. 2	61.00	74.00	13.00	5.23
including	Adadietem	69.00	71.00	2.00	14.45
TAD001	Adadietem	0.00	1.00	1.00	4.95
TAD001	Adadietem	4.00	8.00	4.00	1.82
TAD001	Adadietem	11.00	15.00	4.00	1.18

(1)	Apparent Width: Estimated to represent a true width of 3 to 4 meters based on shallow dipping (“flat lying”) nature of the quartz veining.

Note:	All intersections represent trench lengths and are not necessarily indicative of the true width of the mineralization.

Sample Analyses

Samples taken during the data verification program were analyzed at Eco Tech Laboratory Ltd., an ISO9001 registered laboratory located in British Columbia, Canada. Prepared samples are weighed to 30 grams and fused along with proper fluxing materials. The bead is digested in aqua regia and analyzed on an atomic absorption instrument. Values are reported in parts per billion (1 ppb = 0.001 ppm or 0.001 g/t). Samples returning greater than 500 ppb (0.5 ppm) gold were re-analysed by the metallic gold assay method. The purpose of this analysis was to determine if there was a “nugget effect” with the gold mineralization. The process involved taking minus 140 mesh fraction, homogenize it, then take 2 samples sub samples for gold fire assay. The plus 140 mesh material was assayed in its entirety. The resultant fire assay bead is digested with acid and after parting is analyzed on a Perkin Elmer atomic absorption machine using air-acetylene flame to 0.03 grams/tonne (0.03 ppm) detection limit. Results are collated by computer and are printed along with accompanying quality control data (repeats and standards).

2008 Kibi Gold Trend Follow-Up Program

Exploration work on the Apapam concession during the 2008 reporting period was aimed at advancing the lode gold targets identified within the the Kibi Gold Trend; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four (4) extensive, higher grade zones ranging from approximately 800 meters by 75-300 meters to 1,000 meters by 100-500 meters in area.

An extensive soil geochemistry survey covering approximately 47 line-kilometers (1,827 samples) was implemented in early 2008 to further define the extensive Kibi gold-in-soil trend. The entire Apapam grid was also covered by Induced Polarization (IP) / Resistivity (62 km) and ground magnetometer (79 km) surveys to help map the extent of the granitoid bodies spatially associated with the gold occurrences, and to provide information on the strike extent and attitude of the mineralized structures.

The 2008 Apapam trenching program encompassed 22 trenches totaling approximately 1,375 linear meters, including: 8 trenches (425 m) on Zone 2 (TKB006-013); and 14 trenches (950 m) on Zone 3 (TAD008-021) of the 5.5 km long Kibi gold-in-soil trend.

A “Phase I” scout drilling program encompassing 18 diamond drill holes, ranging from 60 meters to 320.5 meters in length, and totalling 3,001 linear meters was implemented on the Apapam concession from August 30 to October 28, 2008. This reconnaissance drilling was designed to test the depth continuity of gold mineralization discovered in trenches excavated on Zone 2 and Zone 1 of the Kibi Gold Trend.

This initial reconnaissance drilling program yielded very encouraging results and demonstrated that the granitoid-hosted gold mineralization occurrences intersected along the Kibi gold-in-soil trend offers potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth.

All gold results for the following exploration programs are reported in “ppm Au” (part per million gold). The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

Recommended work to further advance the project includes: (a) additional mechanical trenching to further define the geological / structural nature and extent of the granitoid-host gold mineralization in Zone 2 and 3; and (b) a 5,000 m combined reverse circulation / diamond drilling program. The estimated cost of the follow-up exploration program is approximately $800,000.

No ore reserves have been identified on the Apapam Project.

Apapam Grid Expansion

The Apapam grid was expanded to provide control for detail (100m) soil sampling coverage of the gold-in-soil anomalies yielded by the Phase I (2006) work program and the gold occurrences identified in the 2007 trenching, located at the northwestern extremity of the concession, and for reconnaissance (200m) soil sampling to follow-up on anomalous gold-in-silt samples identified in streams at the southwestern extremity of the property. A total of 54.45 line-kilometers of cross-lines and 2.1 kilometers of baselines were established. The expanded grid now covers the entire northwestern portion of the concession with a total of 78.8 line-kilometers of southeast trending cross-lines extending along a 6.1 kilometer baseline.

Soil Geochemistry Survey

An extensive soil geochemistry survey was undertaken on the Apapam concession to provide detailed (100m) soil sampling coverage of the gold-in-soil anomalies yielded by the Phase I (2006) work program and the gold occurrences identified in the 2007 trenching, located at the northwestern extremity of the concession, and for reconnaissance (200m) soil sampling to follow-up on anomalous gold-in-silt samples identified in streams at the southwestern extremity of property during the 2004 Regional Exploration program. A total of 1,827 soil samples were collected at 25 meter intervals along the 46.975 line-kilometers of cross lines. Including the Phase I (2006) work program, a total of 2,859 soil samples have been collected on the Apapam grid.

The anomalous threshold for the soil sample results was set at 0.075 ppm gold based on past exploration experience on the Apapam concession. 666 (23%) out of the 2,859 soil samples returned gold values greater than the 0.075 ppm anomalous threshold, including: 236 (8%) samples over 0.150 ppm; 95 (3.5%) samples over 0.30 ppm; and 61 (2%) samples over 0.5 ppm gold.

The expanded soil survey outlined an over 5.5 km long, NE-trending, anomalous gold-in-soil trend (“Kibi gold-in-soil trend”) characterized by four (4) extensive, higher grade zones (i.e. Zone 1 to 4) ranging from approximately 800 meters by 75-300 meters to 1,000 meters by 100-500 meters in area. This gold-in-soil anomalous trend (> 0.075 ppm Au) tends to be patchy in nature and/or to pinch-out along its 5.5 km extent. The gold-in-soil anomalies exhibit a good spatial relationship with the bedrock gold occurrences identified to date in trenches at the northwestern extremity of the Apapam concession.

IP / Resistivity And Magnetometer Surveys

An Induced Polarization (IP) / Resistivity survey covering the entire 5.5 km extent of the Kibi gold-in-soil trend was conducted to help define drill targets for the Phase I drill program. The 61.9 line-kilometer IP / Resistivity (Time Domain) survey, covering the entire extent of the Kibi gold-in-soil trend at 200 meter spacing, with some 100 meter detail sections centred on known gold showings, was conducted using a Pole-Dipole Array with a dipole length of 50 meters and dipole separations of n = 1 to 6. This survey design should yield an approximate depth of investigation of about 175 to 200 meters at n=6.

The IP / Resistivity survey helped map the extent of the granitoid bodies spatially associated with the gold occurrences identified to date by trenching and drilling, and yielded information on the strike extent and attitude of the mineralized structures.

A ground magnetometer survey encompassing 78.8 line-kilometers was also conducted on the Apapam grid. The magnetometer survey was implemented to help map the geology of the Kibi gold-in-soil trend area and to assist in the IP / Resistivity survey interpretation. The geophysical surveys were implemented in August to September 2008 by Sagax Afrique of Ouagadougou, Burkina Faso.

Kibi Gold-In-Soil Trend Trenching Program

The 2008 Apapam trenching program encompassed 22 trenches totaling approximately 1,375 linear meters, including: 8 trenches (425 m) on Zone 2 (TKB006-013); and 14 trenches (950 m) on Zone 3 (TAD008-021) of the 5.5 km long Kibi gold-in-soil trend. The 19 hand dug and 3 mechanical trenches, ranging from 20 meters to 154 meters in length and from 1.5 meters to 4.0 meters in depth, were designed to test the geochemical signature at depth, within the in situ saprolite (oxidized rock) horizon, of the gold-in-soil anomalies. To date, a total of 35 trenches totaling approximately 2,320 m have been excavated on the Kibi gold-in-soil trend.

Trenching exposed widespread occurrences of classical granitoid-hosted gold mineralization in Zone 2 and 3. Mineralization is hosted by swarms of granitoid bodies interpreted to be emplaced along splay structures off an inferred NE-trending regional structure. The broadly spaced trenching encountered significant granitoid-hosted gold mineralization, over trench lengths ranging from 10 meters to 45 meters, spread out over approximately 975 meter and 500 meter E-W distances in Zone 2 and 3, respectively. In addition several granitoid occurrences yielded lower grade but still exploration significant anomalous gold values. Significant gold intercepts from the 2008 trenching program, as well as significant intercepts from the 2007 Zone 2 trenching, are presented in Table 1 below. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

A total of 14 manual trenches totaling approximately 950 linear meters (TAD008-TAD021) were completed in 2008 on Zone 3 of the Kibi gold-in-soil trend, located approximately 700 meters southwest of the Phase I drilling area on Zone 2. To date saprolitic occurrences of altered granitoid exhibiting quartz-iron carbonate veining and oxidized sulphide sites have been encountered in six (6) trenches on Zone 3.

The Zone 3 trenching yielded two (2) significant granitoid-hosted gold mineralization intercepts: 4.93 ppm gold over 45 meters, including 10.12 ppm gold over 12 meters; and 1.60 ppm gold over 18 meters, including 9.89 ppm gold over 2 meters, in trenches TAD019 and TAD016, respectively. In addition, reconnaissance trenching of the Zone 3 gold-in-soil anomaly in 2007 yielded an intercept of 1.09 ppm gold over a 10 meter trench length in trench TAD001-TAD004. The remaining three (3) mineralized granitoid occurrences yielded lower grade but exploration significant, anomalous gold values.

Table 1: Significant Trench Intersections – Kibi Gold Trend (Length Weighted Average Grades)

Trench ID	Intervals (meters)			Gold (ppm)
	From	To	(1) Trench Length
TKB002	12.00	14.00	2.00	8.79
TKB003	46.36	54.10	7.74	1.60
TKB003	64.10	74.55	10.45	1.62
including	68.00	70.25	2.25	4.64
TKB004	194.00	214.00	20.00	2.54
including	203.00	214.00	11.00 (2)	4.07
TKB005	60.00	90.00	30.00	2.49
including	61.00	74.00	13.00	5.23
including	69.00	71.00	2.00	14.45
TKB006	58.00	94.00	36.00 (3)	1.46
including	64.00	81.00	17.00	2.20
including	64.00	65.00	1.00	7.90
TAD001-004	-	-	10.00	1.09
including	-	-	1.00	4.95
TKB010	0.00	42.00	42.00	1.29
including	15.00	28.00	13.00	2.26
TKB011	12.00	27.00	15.00	1.26
including	19.00	25.00	6.00	2.41
TKB012	1.00	5.00	4.00	2.51
TAD016	23.00	41.00	18.00	1.60
including	33.00	35.00	2.00	9.89
TAD019	16.00	61.00	45.00	4.93
including	16.00	46.00	30.00	6.23
including	34.00	46.00	12.00	10.12
including	42.00	44.00	2.00	17.00

(1)	Reported intercepts are trench-lengths; true width of mineralization is unknown at this time.
(2)	Estimated to represent a true width of ~ 4m due to flat lying nature of quartz veining.
(3)	Apparent Width: Estimated to represent a true width of ~ 25 meters based on flat lying nature of the quartz veining

Phase I Drill Program – Kibi Gold Trend

The Apapam scout drilling program encompassed 18 diamond drill holes (NQ2 core), ranging from 60 meters to 320.5 meters in length, and totalling 3,001 linear meters. This reconnaissance drilling was designed to test the depth continuity of gold mineralization discovered in trenches excavated on Zone 2 and Zone 1 of the Kibi Gold Trend; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four (4) extensive, higher grade zones ranging from approximately 800 meters by 75-300 meters to 1,000 meters by 100-500 meters in area. The diamond drilling program was implemented from August 30 to October 28, 2008 by Burwash Drilling of Cobble Hill, British Columbia, Canada.

This initial reconnaissance drilling program yielded very encouraging results and demonstrated that the granitoid-hosted gold mineralization occurrences intersected along the Kibi gold-in-soil trend offers potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth.

The first 15 holes of the program targeted gold mineralization discovered in four (4) trenches, TKB005, TKB004, TKB006, and TKB009-010, spread out over an approximately 975 meter E-W distance on the Zone 2 gold-in-soil anomaly. Thirteen (13) out of the 15 holes on Zone 2 yielded significant gold intercepts, including 10 holes intersecting significant granitoid-hosted gold mineralization over 7 meter to 45 meter core lengths. Significant gold intercepts are presented in Table 2 below. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

Mineralized material consists of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining, and disseminated sulphides. Mineralization discovered to date by trenching and/or drilling on Zone 2 and Zone 3 appears to be hosted by swarms of granitoid bodies, ranging from 5.5 meters to 79 meters in core length, interpreted to be emplaced along splay structures off an inferred NE-trending regional structure.

Limited drilling to date traced the granitoid-hosted gold mineralization over a 200 meter strike length and to a vertical depth of 100 meters at the Trench TKB004 Zone, including gold intercepts of: 2.11 ppm gold over 25.4 meters; 0.87 ppm gold over 15 meters and 1.28 ppm gold over 33 meters; 2.24 ppm gold over 16 meters; and 2.78 ppm gold over 15 meters in holes KBD08012, 013, 014, and 015, respectively. Similarly, mineralization at the Trench TKB005 Zone was traced over an approximately 135 meter strike length and to a vertical depth of 76 meters in holes KBD08003 & 004 and KBD08010 & 011. Including significant intercepts of 8.49 ppm gold over 12 meters and 4.83 ppm gold over 7 meters in holes KBD08004 and KBD08010, respectively.

Limited Zone 1 scout drilling (3 holes) intersected a typical “Ashanti” style shear zone setting developed proximal to a metavolcanic-metasediment contact with a spatially associated granitoid body. Hole KBD08017 yielded intermittent, exploration significant, anomalous gold values over a 60 meter core length. Including encouraging intercepts of 1.43 ppm gold over 13.5 meters, 1.04 ppm gold over 6 meters, and 1.02 ppm gold over 8 meters. In addition, trench TKB012 excavated on a gold-in-soil anomaly located approximately 100 meters west of hole KBD08017 returned a channel sample intercept of 2.51 ppm gold over a 4 meter trench length.

Recommended work to further advance the project includes: (a) additional mechanical trenching to further define the geological / structural nature and extent of the granitoid-host gold mineralization in Zone 2 and 3; and (b) a 5,000 m combined reverse circulation / diamond drilling program. The estimated cost of the follow-up exploration program is approximately $800,000.

No ore reserves have been identified on the Apapam Project.

Table 2: Significant Drill Intercepts – Kibi Gold Trend Project (Length Weighted Average Grades)

Hole ID	Intervals (meters)			Gold (ppm)	Comments (2)
	From	To	(1) Core Length
KBD08001	107	108	1	8.77
KBD08001	132	133	1	13.65
KBD087002	No significant results
KBD08003	22.5	35	12.5	2.04	GRD
including	22.5	24	1.5	5.51
including	29	32	3	3.65
KBD08004	76	88	12	8.49	GRD
including	76	77	1	28.50
including	77	78	1	42.40
including	80	85	5	5.64
KBD08005	22	39	17	1.18	GRD
including	33	39	6	2.04
KBD08005	45	60	15	1.02	GRD
KBD08006	116	117	1	31.30	VG
KBD08007	65	78	13	1.02	GRD
including	72	76	4	2.06
KBD08008	15	60	45	1.01	GRD
including	37	49	12	2.01	VG
KBD08009	No significant results
KBD08010	47	54	7	4.83	GRD
KBD08010	58	59	1	9.58
KBD08011	106	116	10	1.01
including	115	116	1	4.53
KBD08012	46.6	72	25.4	2.11	GRD, VG
including	63	72	9	3.95
(including)	63	64	1	13.60
KBD08013	72	87	15	0.87	GRD
KBD08013	96	129	33	1.28	GRD
including	98.3	105	6.7	2.40
including	122	128	6	2.70
KBD08014	115	131	16	2.24	GRD
including	116	126	10	3.23	VG
KBD08015	20	35	15	2.78	GRD
including	27	34	7	5.06
(including)	32	33	1	9.48
KBD08015	42	45	3	2.37	GRD
KBD08015	63	64	1	16.40	GRD
KBD08016	No significant results
KBD08017	82.5	96	13.5	1.43
KBD08017	115	121	6	1.04
KBD08017	135	143	8	1.02
KBD08018	No significant results

(1)	Reported intercepts are core-lengths; true width of mineralization is unknown at this time.
(2)	GRD – Granitoid hosted / associated; VG – Visible gold noted.

Mining Lease – Apapam Project

XG Mining’s interest in the Apapam Project was previously held by a prospecting license granted by The Government of Ghana on March 29, 2004 covering a licensed area of 33.65 sq km. Subsequently, in May 2008, XG Mining made an application to The Government of Ghana to convert the prospecting license to a mining lease. Our application received parliamentary approval resulting in The Government of Ghana granting and registering a mining lease to XG Mining on the following terms and conditions.

Our subsidiary, XG Mining, which is owned by us as to a 90% interest, entered into a mining lease dated December 18, 2008 (the “Apapam mining lease”) with The Government of Ghana, who holds a 10% free carried interest in XG Mining. The Apapam mining lease covers an area of 33.65 sq km (the “Lease Area”) and is located in the East Akim District of the Eastern Region of the Republic of Ghana. The Apapam mining lease has a 7 year term expiring on December 17, 2015 and can be renewed for a further 30 year term in accordance with the Minerals and Mining Act, 2006 (Act 703) by making application not less than six months prior to the expiration of the mining lease. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the Lease Area (including the processing, storing and transportation of ore and materials). With respect to the Apapam mining lease, we are: (i) required to pay applicable taxes and annual rental fees to the Government of Ghana of approximately $15; and (ii) committed to pay a royalty in each quarter to the Government of Ghana, through the Commissioner of Internal Revenue, based on the production for that quarter within 30 days from the quarter end as well as a royalty on all timber felled in accordance with existing legislation. Under the terms and conditions of the Apapam mining lease, we are required to (i) commence commercial production of gold within two years from the date of the mining lease; (ii) conduct our operations with due diligence, efficiency, safety and economy, in accordance with good commercial mining practices and in a proper and workmanlike manner, observing sound technical and engineering principles using appropriate modern and effective equipment, machinery, materials and methods and paying particular regard to the conservation of resources, reclamation of land and environmental protection generally; (iii) mine and extract ore in accordance with subparagraph (ii) herein, utilizing methods which include dredging, quarrying, pitting, trenching, stoping and shaft sinking in the Lease Area.

We are further required to furnish (i) a report in each quarter not later than 30 days after the quarter end to the Government Authorities in connection with quantities of gold won in that quarter, quantities sold, revenue received and royalties payable; (ii) a report half-yearly not later than 40 days after the half year end to the Government Authorities summarizing the results of operations during the half year and Technical Records, which report shall also contain a description of any geological or geophysical work carried out by our company in that half year and a plan upon a scale approved by the HIDMC showing dredging areas and mine workings; (iii) aa report in each financial year not later than 60 days after the end of the financial year summarizing the results of our operations in the Lease Area during that financial year and the Technical Records, which report shall further contain a description of the proposed operations for the following year with an estimate of the production and revenue to be obtained; (iv) a report not later than three months after the expiration or termination of the mining lease, to the Government Authorities giving an account of the geology of the Lease Area including the stratigraphic and structural conditions and a geological map on scale prescribed in the Mining Regulations; (v) a report to the Government Authorities (except for HIDMC and DGGS) of any proposed alteration to our regulations, (vi) a report to the Government Authorities (except for HIDMC and DGGS) on the particulars of any fresh share issuance or borrowings in excess of an amount equal to the stated capital of XG Mining; (vii) having regard to items (v) and (vi), these reports shall be submitted not less than 21 days in advance of the proposed alteration, issuance or borrowing; (viii) a copy of XG Mining’s annual financial reports to the Government Authorities (except for HIDMC and DGGS) including a balance sheet, profit and loss account and notes thereto certified by a qualified accountant, who is a member of the Ghana Institute of Chartered Accountants, not later than 180 days after the financial year end; and (ix) such other reports and information in connection with our operations to Government Authorities as they may reasonably require. We are entitled to surrender all of our rights in respect of any part of the Lease Area not larger in aggregate than 20% of the Lease Area by providing not less than two months’ notice to the Government of Ghana. We may surrender a larger part of the Lease Area by providing not less than 12 months’ notice. We have the right to terminate our interest in the Apapam mining lease if the mine can no longer be economically worked, by giving not less than nine months’ notice to the Government Authorities, without prejudice to any obligation or liability incurred prior to such termination. The Government of Ghana has the right to terminate our interest in the Apapam mining lease if (i) we fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of the mining lease (however, we have 120 days to remedy from the notice of such event); (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government Authorities.

The Apapam mining lease further provides that XG Mining shall report forthwith to the Government Authorities in the event it discovers any other mineral deposits apart from gold and silver in the Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements between made between XG Mining and the Government Authorities.

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

Option Agreement for Prospecting License

Our wholly-owned subsidiary, XGEL entered into an option agreement dated October 17, 2005 (the “Adom Option Agreement”) with Adom Mining Ltd. (“Adom”), a 100% wholly registered Ghanaian company, who is the registered proprietor of a prospecting license which Adom entered into with The Government of Ghana on May 8, 1991, covering a licensed area of 20.60 sq km (the “Edum Banso Licensed Area”). The current term of the prospecting license has been extended to July 14, 2009 on approval by Min Com. A further application for renewal of the prospecting license requires our submission of (i) a comprehensive terminal report, including logs of pits and assay results; (ii) a detailed financial report; (iii) a site plan indicating the areas to be retained and those to be shed off; (iv) evidence of annual ground rent payments; and (v) an environmental permit from the EPA.

Previously, Newmont Ghana Limited (“Newmont”) had entered into an option agreement with Adom in connection with the Edum Banso Project, however abandoned their interest.

Under the terms and conditions of the prospecting license, Adom has the right to prospect for and prove gold under or in the licensed area including the right to conduct such geological and geophysical investigations in the licensed area in order to determine an adequate quantity of geologically proven and mineable reserve of gold (directly or through agents, contractors or sub-contractors). Under the prospecting license, the holder has the right to (i) assign or mortgage its interest in the prospecting license, subject to obtaining the consent of the Government of Ghana who may impose certain conditions in connection therewith; (ii) surrender its interest in the prospecting license; and (iii) renew the term of the prospecting license for a period of two years or such other renewal period as may be granted in accordance with applicable mining laws of Ghana.

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

Based on the complex structural nature of gold deposits identified to date by Third Parties within the Hwini-Butre/Benso-Subriso gold district, the Phase I Work Program encompassed infill soil sampling, reconnaissance geology / prospecting, hand auger sampling and trenching designed to identify cost-effective drill targets. The tighter soil geochemical coverage (200m) was implemented to better define the length-extents and trends of the gold-in-soil anomalies detected by the historical Newmont soil program (2004). The deep auger components of the program was proposed to test the geochemical signature of gold-in-soil anomalies at depth in order to better define trenching and drilling targets. The results of this program are noted hereunder.

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

TAL arbitrarily set the anomalous threshold for the soil sample results at 0.05 ppm gold based on past work experience in the Hwini-Butre / Benso-Subriso gold district. 123 out of the 1,815 soil samples (approx. 7%) returned gold values greater than the 0.05 ppm anomalous threshold. The soil geochemistry survey outlined a 8.0 km long by approximately 0.6 km wide, gold-in-soil anomalous trend conforming to the regional NNE structural trend. This gold-in-soil anomaly (> 0.05 ppm Au) tends to be patchy in nature and / or to pinch-out along its 8.0 km extent. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). Four areas (i.e. Zone A, B, C and D) within the defined gold-in-soil anomalous corridor were relative continuity and / or the favorable geological and structural settings of the gold-in-soil anomalies.

Zone A, located to the north of the town of Edum Banso, extends from gridline 14700N to 15200N (500 meters). Zone B, located to the northeast of the hamlet of Edum Dominase, extends from line 11300N to 12100N (800 meters). Zone C is an approximately 200 meter by 200 meter area located in the east-central portion of the concession. This zone is characterized by three (3) consecutive, strongly anomalous gold-in-soil values over a 50 meter distance on Line 11300N. Zone D consists of a NE-trending zone of discrete gold-in-soil values extending from L8200N to L9900N (1,700 meters) at the south-western extremity of the concession.

Based on geophysical interpretation, including airborne magnetic and radiometric data, the Zone C and Zone D gold-in-soil anomalies appear to be spatially associated with the contact between the Birimian Metavolcanics and the circular Mpohor Intrusive Complex.

A total of 68 rock (float) samples were collected during reconnaissance geological mapping carried out alongside the soil sampling. This rock sampling produced a single exploration-significant gold value from a float of iron oxide stained quartz located to the south of the Zone D gold-in-soil anomaly. Similarly to the Zone C and Zone D anomalies this anomalous quartz float also appears to lie proximate to the inferred metavolcanic-Mpohor Complex contact.

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

Manual Trenching; Methodology – Results

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

The Zone A trenching failed to yield any significant gold results. Trench EBTR005 yielded the only exploration – significant gold results from the Zone D trenching in the form of a length-weighted average grade of 1.23 ppm gold over a 4 meter trench-length (2 samples). The anomalous section is characterized by chlorite altered mafic metavolvanic rock hosting fine, iron oxide stained, quartz stringers.

Results / Recommendations

Although the Edum Banso Phase I Work Program only yielded limited exploration-significant gold results, the spatial association of the Zone C and Zone D gold-in-soil and deep auger anomalies, the anomalous trench EBTR005 channel samples, and the auriferous quartz float, with the geophysically interpreted, north-western rim of the Mpohor Intrusive Complex is of considerable exploration significance.

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

Recommended work to further advance the project includes: (a) additional deep auger sampling of the Zone C and Zone D gold-in-soil anomalies; (b) continued reconnaissance geology and rock (float) sampling along the inferred margin of the Mpohor Complex; and (c) detail structural interpretation of the property area based on the airborne magnetic and radiometric data. Further exploration activities will be planned once an ongoing geological, geochemical and geophysical data compilation has been completed.

Item 3.	LEGAL PROCEEDINGS

Neither the Registrant nor any of its subsidiaries is a party or of which any of their property is the subject in any material pending legal proceedings that exceeds 10% of the current assets of the Registrant and its subsidiaries on a consolidated basis.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As we do not have a class of securities registered under either Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934, we are not subject to proxy rules. Accordingly, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

(i)	Bid and ask prices for our common stock are quoted from broker dealers on the OTCBB under the symbol “XTGR”.

(ii)

The following table sets forth the range of high and low bid prices for our common stock on the OTCBB for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X. The quotations reflect inter-dealer prices and do not include mark-ups or mark-downs or commissions and do not represent actual transactions..

PERIOD	HIGH BID	LOW BID
October 1, 2008 through December 31, 2008	$1.50	$0.25
July 1, 2008 through September 30, 2008	$1.73	$1.10
April 30, 2008 through June 30, 2008	$2.05	$1.31
January 1, 2008 through March 31, 2008	$1.45	$1.15
October 1, 2007 through December 31, 2007	$1.40	$0.90
July 1, 2007 through September 30, 2007	$1.35	$0.55
April 1, 2007 through June 30, 2007	$1.14	$0.66
January 1, 2007 through March 31, 2007	$0.98	$0.67
October 1, 2006 through December 31, 2006	$1.30	$0.60
July 1, 2006 through September 30, 2006	$1.30	$0.90
April 1, 2006 through June 30, 2006	$1.28	$0.96
January 1, 2006 through March 31, 2006	$1.25	$0.94

The last reported sales price of our common stock on OTCBB on March 26, 2009 was $0.70.

Holders

As of March 27, 2009, we have 439 shareholders of record holding 31,330,602 Shares issued and outstanding having a par value of $0.001 per common share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2008:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (INCUDING SECURITIES REFLECTED IN COLUMN (A) (C)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders
2005 Equity Incentive Compensation Plan (1)	1,080,000	$ 0.75	1,820,000

TOTAL	1,080,000	$ 0.75	1,820,000

(1)	As of December 31, 2008, 100,000 options have been exercised under the 2005 Equity Incentive Compensation Plan by our former Project Manager, Operations.

A description of our 2005 Equity Incentive Compensation Plan is contained later in this Report under Part III, Item 11 – “Executive Compensation - Stock Option Plans”.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required under this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial conditions and results of operations for the year ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report, particularly in the item entitled “Risk Factors” beginning on page 8 of this Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, we temporarily suspended our operations at the Kwabeng Project while Management considers a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. Assuming that we will be able to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project, we intend to continue to advance operations at our Kwabeng Project, recover gold for sale and acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, over the next 12 months, we will spend an aggregate of $2,000,000 comprised of $500,000 for mining operating, capital and administrative costs at our Kwabeng Project, $1,000,000 for exploration expenses and approximately $500,000 for general and administrative expenses. However, we would not expend this amount unless we are able to derive cash proceeds from the sale of the gold recovered from the mineralized material at our Kwabeng Project or raise additional capital.

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

We do not expect to purchase significant ore processing and gold recovery equipment as our Wash Plant has sufficient capacity to handle our processing requirements at our Kwabeng Project. We rent our earthmoving and ancillary earthmoving equipment fleet in connection with our operations at our Kwabeng Project. We plan to increase the number of key mining personnel including technical consultants, contractors and skilled laborers during the next 12 months. Our current business strategy is that we plan to continue engaging technical personnel under contract where possible as Management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

The cash proceeds derived from the sale of 608.50 fine ounces of gold recovered from the mineralized material at our Kwabeng Project during the Bulk Test (defined herein), as discussed elsewhere in this Report, was categorized as Recovery of Gold. The Bulk Test was only a pre-production stage test that was completed on March 25, 2007. Since April 24, 2007 to December 31, 2008, we have recovered 8,162.84 fine ounces of gold from the mineralized material at our Kwabeng Project and derived cash proceeds of $6,441,593 from the related gold sales.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Our loss for the year ended December 31, 2008 was $3,231,403 as compared to a loss of $1,874,757 for the year ended December 31, 2007, an increase of $1,356,646. We incurred expenses of $6,239,722 in the year ended December 31, 2008 as compared to $5,319,503 in the year ended December 31, 2007, an increase of $920,219. The increase in expenses in the year ended December 31, 2008 can be primarily attributed to exploration costs of $5,140,679 incurred mostly in connection with (a) exploration programs at our Banso and Muoso Project, our Apapam Project and our Edum Banso Project; (b) a drilling program of 3,001 meters; and (c) operational costs for our Kwabeng Project as compared to $3,932,845 expended on these projects in the year ended December 31, 2007. Exploration costs were incurred in connection with our exploration programs at our Banso and Muoso, Apapam and Edum Banso Projects and costs associated with extracting and producing the mineralized material at our Kwabeng Project which we have booked as exploration expenses. General and administrative expenses (“G&A”) were $1,035,369 as compared to $1,348,898 for the year ended December 31, 2007. A down-sizing of management consultants, a significant reduction in legal costs and labor costs at our Kwabeng Project in the year ended December 31, 2008 attributed to the decrease in G&A.

Our loss for the year ended December 31, 2008 was greater than our loss for the year ended December 31, 2007 due to (i) a significant net unrealized loss on trading securities of $857,980 (compared to a gain of $389,793 in 2007); and (ii) a foreign exchange loss of $424,559 (compared to a foreign exchange gain of $366,687 in 2007). Trading securities were comprised mostly of investments in common shares and income trust units of resource companies. The net unrealized loss can be attributed to a decrease in the market value of those securities due to poor market conditions and economic strain, in particular, the significant weakening of the Canadian dollar in which our marketable securities are denominated.

Other items totaled a gain of $3,008,319 for the year ended December 31, 2008 compared to a gain of $3,444,746 for the year ended December 31, 2007. In particular, during the year ended December 31, 2008, we recovered and sold 4,809.02 fine ounces of gold recovered from the mineralized material at our Kwabeng Project for cash proceeds of $4,140,765 which was booked as Recovery of Gold as compared to $2,692,242 for the year ended December 31, 2007. We had a foreign exchange loss of $424,559 for the year ended December 31, 2008 (2007 – gain of $366,687) which can be attributed to the weakening of the Canadian dollar. Our portfolio of marketable securities is largely Canadian currency denominated. The sharp depreciation of the Canadian dollar resulted in the bulk of the foreign exchange loss. Additionally, the continuing strength of the US dollar increased our expenses that are denominated in other foreign currencies. Consequently, transactions denominated in US dollars would be more expensive.

Our portfolio of marketable securities had an unrealized loss of $857,980 (compared to an unrealized gain of $389,793 in 2007) due to declining market conditions and economic strain which commenced in the summer of 2008. Our securities portfolio realized a gain of $2,585 on the sale of trading securities during the year ended December 31, 2008 compared to a loss in 2007 of $94,855. Other income derived from dividends increased slightly (2007 - $196,621; 2007 - $163,119). The decrease in our interest expense (2008 - $49,113; 2007 - $72,240) is largely attributable to our convertible debentures which interest we ceased paying from the end of the second quarter due to the automatic conversion of the debentures.

Our basic and diluted loss per share for the year ended December 31, 2008 was $0.11 compared to $0.07 per share for the year ended December 31, 2007. The weighted average number of shares outstanding was 30,389,400 at December 31, 2008 compared to 28,216,728 for the year ended December 31, 2007. The increase in the weighted average number of shares outstanding can be attributed to the issuance of (i) 1,062,000 shares in connection with a private placement financing completed during fiscal 2008; (ii) 100,000 shares in connection with an exercise of stock options; (iii) 650,000 shares in connection with an automatic conversion of debentures; (iv) 631,000 shares in connection with an exercise of warrants; and (v) 131,243 shares in connection with a settlement of outstanding accounts for services rendered to our subsidiary, XG Mining.

Liquidity and Capital Resources

Historically, our principal source of funds is our available resources of cash and cash equivalents and investments, as well as debt and equity financings. During the year ended December 31, 2008, we received cash proceeds of $4,140,765 derived from the sale of gold recovered from the mineralized material at our Kwabeng Project during this financial reporting period.

Unrealized Gain on Trading Securities

Unrealized gain on trading securities represents the change in value of securities as of the end of the financial reporting period. For the year ended December 31, 2008, we recognized an unrealized loss of $857,980 on trading securities, as compared to an unrealized gain of $389,793 for the year ended December 31, 2007. The change reflects a significant decline in the value of our resource company investments following a significant rebound during 2007. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash provided by financing activities for the year ended December 31, 2008 was $2,489,460 (2007 - $812,540).

As of December 31, 2008, we had working capital equity of $1,299,625, comprised of current assets of $1,834,897 less current liabilities of $535,272. Our current assets were comprised mostly of $271,573 in cash and cash equivalents and $1,470,382 in trading securities, which is based on our analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our trading securities are held in our investment portfolio with an established brokerage in Canada in which we primarily invest in the common shares and income trust fund units of publicly traded resource companies.

We have historically relied on equity and debt financings to finance our ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with our business plan, Management anticipates operating expenses and capital expenditures as follows: (i) $1,000,000 for exploration; (ii) $500,000 for mine operating, capital and administration costs at our Kwabeng Project; and (iii) $500,000 for general and administrative costs.

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

The independent auditors’ report accompanying our December 31, 2008 and December 31, 2007 consolidated financial statements contains an explanatory paragraph expressing doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Material Commitments

Mineral Property Commitments

Save and except for fees payable from time to time to (i) the Minerals Commission for an extension of an expiry date of a prospecting license (current consideration fee payable is $15,000) or mining lease or annual operating permits; (ii) the EPA for the issuance of permits prior to the commencement of any work at a particular concession or the posting of a bond in connection with any mining operations undertaken by our company; and (iii) a legal obligation associated with our mineral properties for clean up costs when work programs are completed, we are committed to expend an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the following concessions and such other financial commitments arising out of any approved exploration programs in connection therewith:

(i)	the Kwabeng concession (Kwabeng Project);

(ii)	the Pameng concession (Pameng Project);

(iii)	the Banso and Muoso concessions (Banso and Muoso Project);

(iv)	the Apapam concession (Apapam Project); and

(v)	the Edum Banso concession (Edum Banso Project).

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

In June 2008, we provided notice of automatic conversion of the Convertible Debentures and in July 2008 we converted $650,000 of the aggregate principal of the Convertible Debentures by way of the issuance of 650,000 Conversion Shares.

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

Mineral Properties

The valuation of our mineral properties (the “Assets”) is based upon the fair value of cash or securities issued as consideration for the purchase of the Assets.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows.

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of SFAS No. 161 and have not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS No. 161 will have a material impact on the consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

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

Our financial statements are contained in pages F-1 through F-24, which appear at the end of this annual report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer is not a financial or accounting professional, and we lack any accounting staff who are sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

Management’s Report on Internal Control over Financial Reporting

As we were not subject to the reporting requirements of the Securities Exchange Act of 1934 at December 31, 2008, our management was not then required to assess the effectiveness of our internal control over financial reporting as of December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board:

Name	Age	Position
James Longshore	42	President, Chief Executive Officer, Chief Financial Officer and Director
Richard Grayston	64	Chairman of the Board and Director
Peter Minuk	44	Director
Rebecca Kiomi Mori	58	Secretary and Treasurer
Robert H. Montgomery	47	Director
Yves Pierre Clement	44	Vice-President, Exploration
Alhaji Nantogma Abudulai	66	Vice-President, Ghana Operations

James Werth Longshore, BA, Economics

President (Principal Executive Officer), Principal Financial Officer and Director

Mr. Longshore is one of the founders of our company and was appointed as President in March 2007 and a director in November 2006. Mr. Longshore has been a director of our Ghanaian subsidiaries, XGEL and XOG Ghana, since April 2006 and XG Mining, since June 2006 and an officer and director of Xtra Energy since March 2007. Mr. Longshore has approximately 17 years of business experience. Since 1995 to the present, Mr. Longshore has been President of Brokton International Ltd. (“Brokton”), a Turks & Caicos Islands, British West Indies based private investment company focused on investing in natural resource companies. Since February 2004 until February 2006, Mr. Longshore has provided financial advisory consulting services to our company through his corporation, Brokton. From 1990 to 1995, he was a salesman for UNUM Insurance Company selling in both the United States and Canada.

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

Richard W. Grayston

Chairman and Director

Mr. Grayston was appointed as Chairman and a director of our company in March 2007. Since 1985, Mr. Grayston has been a self-employed business consultant with more than 23 years of experience in financial and economic consulting and public company management including preparation of valuations, feasibility studies, capital budgeting, financial reorganizations, profit improvement studies and business plans and going public and business brokerage during which time he has provided his consulting services to oil and gas, mineral exploration, technology, manufacturing, retail and wholesale consumer businesses. Since May 2008, Mr. Grayston has been a director of Ranger Canyon Energy Inc., a private Alberta, Canada oil and gas company seeking listing on the TSX Venture

Exchange (the “TSXV”) and was appointed its Chief Executive Officer and Chief Financial Officer in October 2008. Since September 2008, he has been the Vice President, Finance and Chief Financial Officer of Ruby Red Resources Inc., a TSXV listed issuer. Since January 1991 to May 2008, Mr. Grayston was a director of New Cantech Ventures Inc., an oil and gas and mineral exploration (diamonds and gold) company listed on the TSXV. From April 1980 to September 1985, Mr. Grayston served as the Executive Vice President, Secretary and a director of Brent Resources Group Ltd., a TSXV and NASDAQ listed junior oil company with operations in Canada, the U.S.A. and Australia. Mr. Grayston received a Ph.D. in Business Administration, Finance and Economics from the University of Chicago in 1971, a MBA from the University of Chicago in 1969, a BA, in Commerce and Business Administration from the University of British Columbia in 1966 and has been a certified general accountant since 1977.

Peter Minuk

Director

Mr. Minuk was appointed as Vice-President, Finance (“VP, Finance”) and a director of our company in March 2007. He resigned as VP, Finance effective January 31, 2009. Mr. Minuk has more than 21 years of experience in finance and investment as well as experience in project management, training and developing staff and client relationships. Prior to joining our company, from 1990 to 2006, Mr. Minuk was employed by BMO InvestorLine (“BMO”) in connection with implementing project management protocols. Mr. Minuk received a Masters Certificate in Project Management from the Schulich School of Business, York University in 2005. He obtained his FCSI (Fellow of the Canadian Securities Institute) in 1989 and completed the Business Administration program from Southern Alberta Institute of Technology in 1985.

Rebecca Kiomi Mori

Secretary and Treasurer

Ms. Mori was appointed Secretary and Treasurer of our company in September 2005 and was further appointed as a director of our company in April 2006. . Ms. Mori resigned as a director of our company in July 2008. Since March 2007, Ms. Mori has been a director of Verbina Resources Inc. (“Verbina”) and was appointed Secretary-Treasurer in August 2007. Verbina is a uranium and silica exploration company listed on the TSXV. Ms. Mori has approximately 26 years of legal experience. During the last 14 years, she has worked exclusively with both public and private mining companies and also at a Toronto, Ontario, Canada corporate securities law firm. Prior to joining our company as Secretary and Treasurer, Ms. Mori was (i) the Corporate Securities Legal Assistant for Roxy Resources Inc., a private Canadian mining company from December 2003 to May 2005, (ii) a consultant to our company from June 2005 to August 2005 for purposes of becoming Secretary and Treasurer, and (iv) responsible for the corporate operations including the maintenance of corporate records and regulatory reporting requirements for Valucap Investments Inc. from July 1997 to June 2004 and Romarco Minerals Inc. from May 1997 to March 2003. Prior thereto, she was a corporate securities legal assistant and/or law clerk at numerous Toronto, Canada law firms. Ms. Mori has diverse legal experience with respect to securities, corporate, accounting, finance and litigation matters and is knowledgeable and experienced in Canadian and U.S. securities matters.

As of the date of this Report, Ms. Mori devotes a variable percentage of her time in consulting services to our company and provides her services on an “as needed” basis. She provides the majority of her time to unrelated companies. There is no management consulting agreement in force at this time. She previously entered into a non-disclosure agreement with our company which remains in force.

Robert H. Montgomery, CA

Director

Mr. Montgomery was appointed as a director of our company in March 2007. Mr. Montgomery has more than 14 years of experience as a chartered accountant and auditor and since February 2004 to the present time, he has been a Sarbanes Oxley contractor to the Canadian Imperial Bank of Commerce (CIBC), from February 2004 to January 2005, the Bank of Montreal (BMO) from January to September 2005 and a major Canadian investment dealer from September 2005 to December 2006 where he was responsible for documentation and testing of key financial and non-financial controls for various lines of business and assisted in the preparation and transfer of Sarbanes Oxley audit files and supporting documentation from their project groups to internal and external auditors.

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

Vice-President, Exploration of the Registrant

Mr. Clement was appointed Vice-President, Exploration of our company in May 2006. Mr. Clement has over 20 years experience in the generation, evaluation and development of a wide variety of mineral resources hosted by a broad spectrum of geological environments in Canada and South America. Prior to joining our company, Mr. Clement was senior project geologist for Lake Shore Gold Corp. in the Timmins lode gold camp from August 2005 to April 2006 and was formerly exploration manager for Aurora Platinum Corp.’s Sudbury operations from August 2000 to July 2005. Prior to joining Aurora, Mr. Clement was senior project geologist/exploration manager for Southwestern Resources Corp. where he was responsible for the generation of precious and base metal exploration opportunities in Peru and Chile. Mr. Clement’s experience will allow us to further maximize the value of our existing portfolio of projects, as well as allowing us to expand our strategy of growth through strategic acquisitions.

Mr. Clement devotes approximately 50% of his time in consulting services to our company. He provides 50% of his time to an unrelated company. He has entered into a management consulting agreement but has not entered into a non-competition and non-disclosure agreement with our company.

Alhaji Nantogma Abudulai, BA

Vice-President, Ghana Operations

Mr. Abudulai was appointed as Vice-President, Ghana Operations of our company in April 2005. He is also the Secretary and the President, Community Relations and a director of our Ghanaian subsidiaries. Mr. Abudulai has more than 13 years of business experience in the mining industry. Since 1994 to the present, he has been the managing director of CME (Ghana) Ltd. and a director of CME (Nigeria) Ltd. where his responsibilities included protocol and coordination of government and local authority affairs in Ghana and overseeing logistical support. Mr. Abudulai is familiar and experienced with respect to obtaining mining permits, prospecting and reconnaissance licenses and the government regulations relating thereto and is knowledgeable in connection with environmental and forestry issues, immigration and customs affairs. He is also the President of the Canadian Business Association in Ghana. Mr. Abudulai’s primary responsibilities with our company is the continued improvement of community and government relations on behalf of our Ghanaian subsidiaries. His experience and background will assist us with respect to acquiring approvals, prospecting licenses, mining leases and related permits and renewals from the relevant government authorities in order to advance our operations in Ghana and acting as our primary government liaison in connection therewith.

As at the date of this Report, Mr. Abudulai devotes a variable amount of his time in consulting services to our company, as he is currently engaged on an “as needed” basis. He provides the majority of his time to unrelated companies. There is no management consulting agreement in force at this time. He previously entered into a non-disclosure agreement with our company which remains in force.

There are no family relationships between any of the executive officers and directors. Each director currently holds office until he resigns or his successor is elected at an annual stockholders’ meeting.

Consultants

One of our business strategies is to outsource other services as required by our company from time to time by engaging consultants on an “as needed” basis or entering into special purpose contracts with a view to maintaining our overhead at a reasonable, affordable cost.

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

Board of Directors Independence

Our Board consists of four members. Although, we are not currently subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, two of our directors are considered to be an “independent” director, within the meaning of Nasdaq Marketplace Rule 4200.

Audit Committee Financial Expert

While we have not yet established an audit committee, Robert Montgomery is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee (board of directors) who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, (d) understands internal controls over financial reporting (e) understands audit committee functions, and (f) is an independent director.

Code of Ethics

Effective May 12, 2008, we adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We will provide a copy of our Code of Ethics, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

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

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each of the two fiscal years ended December 31, 2008 and 2007 respectively, to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

James Longshore CEO, CFO (1)	2008 2007	0 0	0 0	0 0	13,948 14,040	0 0	0 0	0 0	13,948 14,040

William Edward McKechnie, CEO, CFO and Chairman (2)	2008 2007	22,000 (3)	0 0	0 0	0 0	0 0	0 0	0 0	0 22,000

(1)	Mr. Longshore was appointed as our CEO and CFO on March 3, 2007.

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

As of the date of this Report, Mr. Longshore does not receive any monetary compensation in his capacity as our Chief Executive Officer and we are not a party to any management consulting agreement with Mr. Longshore. The terms of any future compensation to be paid to Mr. Longshore will be determined by our Board of which he is a member. At such time, the Board will consider a number of factors in determining Mr. Longshore’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. At the Board’s discretion, it will be determined whether to consult with any experts or other third parties in fixing the amount of Mr. Longshore’s compensation. During fiscal 2008, Mr. Longshore did not receive any compensation package. He was reimbursed for out-of-pocket expenses incurred on behalf of our company in connection with carrying out his duties and responsibilities.

Management Consulting Agreements

As of the date of this Report, we have entered into the following management consulting agreement with an officer of our company.

Management Consulting Agreement with Vice-President, Exploration

We entered into a management consulting agreement with our Vice-President, Exploration (VPE”), Yves Clement, on May 1, 2006 for a term of 36 months which will expire on May 1, 2009. We plan to negotiate terms for renewal of this agreement with our VPE prior to the expiration of the term. Our VPE is paid approximately $4,720 (Cdn$5,000) per month and is reimbursed for expenses incurred by him on behalf of our company. Our VPE shall be paid compensation equivalent to 18 months’ fees, based on the rate of compensation being paid at the relevant time in the event of (i) termination without cause; or (ii) a Change of Control. Our VPE shall provide certain services to our company including, but not limited to, making project or property site attendances as may be required from time to time, preparing progress reports with respect to our mineral exploration projects, conducting due diligence as may be required from time to time in connection with potential mineral properties; reviewing geological data and liaising with principal owners of mineral properties in which our company may wish to acquire an interest, meeting with government authorities and retaining technical experts, making recommendations to the Board and its relevant committees with respect to the acquisition and/or abandonment of mineral exploration properties and preparing and implementing, subject to Board approval, plans for the operation of our company including plans for exploration programs, costs of operations and other expenditures in connection with our mineral projects.

Compensation of Management

The terms of the foregoing management consulting agreement was determined at the time by our then constituted Board. Our Board has complete authority in determining the amount of compensation to be paid and the other terms of management compensation. At the time of entering into the foregoing agreement, our Board did not consult with any consultants or other third parties in determining the amount of compensation to be paid under the management consulting agreement.

Termination Agreements

On July 1, 2007, we entered into a new management consulting agreement with our former VP, Finance, Peter Minuk, for a term of one year expiring on July 1, 2008 which was subsequently extended on mutual agreement to January 1, 2009. On mutual agreement, both parties agreed to terminate this agreement. Mr. Minuk resigned as an officer of the company in January 2009. As of the date of this Report, Mr. Minuk continues to provide limited services to our company on an “as needed” basis, and is paid approximately $472 per month (Cdn$500) for such services.

On November 1, 2007, we renewed a management consulting agreement with our VP, Ghana Operations, Alhaji Abudulai for a further one year term expiring on November 1, 2008. On mutual agreement, both parties agreed to terminate this agreement. As of the date of this Report, Mr. Abudulai will provide certain services to our company on an “as needed”, non-compensatory basis including, but not necessarily limited to, improving community and government relations in Ghana.

On December 1, 2007, we entered into a new management consulting agreement with our Secretary and Treasurer (the “ST”), Kiomi Mori, for a term of one year. On mutual agreement, both parties agreed to terminate this agreement in September 2008. As of the date of this Report, our ST continues to provide certain consulting services to our company on an “as needed” basis including, but not necessarily limited to, preparing corporate documents and regulatory filings, and is paid approximately $47 per hour (Cdn$50) for such services.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2008 to each person named in the Summary Compensation table.

NAME (A)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE (B)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE (C)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#) (D)	OPTION EXERCISE PRICE ($) (E)	OPTION EXPIRATION DATE (F)	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#) (G)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (H)	EQUITY INCENTIVE PLANA AWARDS NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#) (I)	EQUITY INCENTIVE PLAN AWARDS MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#) (J)

James Longshore	0	0	0	N/A	N/A	0	0	0	0

2005 Equity Incentive Compensation Plan

On June 21, 2005, our Board authorized, approved and adopted, our 2005 Equity Incentive Compensation Plan. As the Plan was not submitted to our shareholders for approval and was not approved by our shareholders, we are not permitted to issue any options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Plan. As at the date of this Report, we have granted options to purchase an aggregate of 1,080,000 shares of our common stock. During 2008, 300,000 options were cancelled pursuant to Board approval and 100,000 options were exercised by a former consultant of the company.

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

Plan options may only be non-qualified options. In addition, the Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock amounts may also be issued. The term of each plan option and the manner in which it may be exercised is determined by our Board or a committee of the Board. All awards granted under the Plan are made on a case by case basis, and the Board does not have any policy regarding timing of grants, amount of shares subject to any option to be granted or the exercise price, except that the Board does consider and/or approve option grants to incoming officers and directors at the time of their appointment.

Eligibility

Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the Plan.

Administration

The Plan will be administered by our Board or an underlying committee. The Board or an underlying committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the dates such Plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by our Board or an underlying committee. As of the date of this Report, the entire Board administers the Plan.

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

The Plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the option may be assumed, converted or replaced by the successor corporation (if any) or may substitute equivalent awards or provide substantially similar consideration to awardees. In the event such successor corporation (if any) refuses or otherwise declines to assume or substitute awards, as provided above, (i) the vesting of any or all Awards granted pursuant to this Plan will accelerate immediately prior to the effective date of a transaction described above and (ii) any or all Options granted pursuant to the Plan will become exercisable in full prior to the consummation of such event at such time and on such conditions as our Board or an underlying committee determines. If such Options are not exercised prior to the consummation of the corporate transaction, they shall terminate at such time as determined by our Board or an underlying committee.

Terms of Exercise

The Plan provides that the options granted thereunder shall be exercisable from time to time in whole or in part, unless otherwise specified by our Board or an underlying committee.

Exercise Price

The purchase price for shares subject to options is determined by our Board or an underlying committee and may be below fair market value on the day of grant. If the purchase price is paid with consideration other than cash, our Board or an underlying committee shall determine the fair value of such consideration to us in monetary terms.

The per share purchase price of shares issuable upon exercise of a plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

Manner of Exercise

Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefor. Payment shall be in cash, checks, certified or bank cashier’s checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which shall be acceptable to our Board or an underlying committee.

Option Period

The term of each non-qualified stock option is determined and fixed by our Board or an underlying committee.

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

In the event of termination of employment because of death while an employee or because of disability, an optionee’s options may be exercised not later than the expiration date specified in the option or one year after the optionee’s death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or three months after the optionee’s retirement, whichever date is earlier.

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

If an optionee’s employment with us is terminated for any reason whatsoever, and within three months after the date thereof the optionee either (i) accepts employment with any competitor of, or otherwise engages in competition with us, or (ii) discloses to anyone outside our company or uses any confidential information or material of our company in violation of our policies or any agreement between the optionee and our company, the committee, in its sole discretion, may terminate any outstanding stock option and may require the optionee to return to us the economic value of any award that was realized or obtained by the optionee at any time during the period beginning on that date that is six months prior to the date the optionee’s employment with us is terminated.

Our Board or an underlying committee may, if an optionee’s employment with us is terminated for cause, annul any award granted under the Plan to such employee and, in such event, our Board or an underlying committee, in its sole discretion, may require the optionee to return to us the economic value of any award that was realized or obtained by an optionee at any time during the period beginning on that date that is six months prior to the date the optionee’s employment with us is terminated.

Modification and Termination of Plan

Our Board or an underlying committee may amend, suspend or terminate the Plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or an optionee who has prior thereto been granted options under the Plan. Any such termination of the Plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless terminated by our Board, the Plan shall continue to remain effective until such time as no further awards may be granted and all awards granted under the Plan are no longer outstanding.

Compensation of Directors

We established compensation arrangements for our directors for each individual’s service and expense on our Board in March 2007. Directors’ fees are paid on a quarterly basis. As of December 31, 2008, we did not pay fees to directors for their attendance at Board meetings. As an austerity measure, the Board agreed to reduce their respective directors’ fees by 50% in and from the fourth quarter ended December 31, 2008.

The following table sets forth information relating to the compensation paid to our directors for the fiscal year ended December 31, 2008:

DIRECTOR COMPENSATION

NAME (A)	FEES EARNED OR PAID IN CASH ($) (B)	STOCK AWARDS ($) (C)	OPTION AWARDS ($) (D)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (E)	NON-QUALIFIED DEFERRED COMPENSATION EARNNGS ($) (F)	ALL OTHER COMPENSATION ($) (G)	TOTAL ($) (H)

James Longshore	7,239	0	0	0	0	0	7,239

Richard Grayston	7,239	0	0	0	0	0	7,239

Peter Minuk	5,428	0	0	0	0	0	5,428

Robert Montgomery	5,428	0	0	0	0	0	5,428

Rebecca Kiomi Mori (1)	3,305	0	0	0	0	0	3,305

(1)	Ms. Mori resigned as a director in July 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 27, 2009, we had 31,330,602 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 27, 2009 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Suite 301, 360 Bay Street, Toronto, Ontario, Canada, M5H 2V6, except for our President whose address is Lot 3, Rose Island Estates, Nassau, Bahamas. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
James Longshore	2,117,000 shares (1)	6.77%
Rebecca Kiomi Mori	108,000 shares (2)	.34%
Yves Pierre Clement	324,000 shares (3)	1.03%
Alhaji Nantogma Abudulai	208,000 shares (4)	.66%
Richard W. Grayston	142,000 shares (5)	.45%
Peter Minuk	80,000 shares (6)	.26%
Robert H. Montgomery	78,000 shares (7)	.25%
Officers and Directors as a Group (7 persons)	3,057,000 shares (1) to (7)	9.76%
5% Stockholders
Brokton International Ltd.	2,117,000 shares (1)	6.77%
Mark T. McGinnis	2,084,855 shares (8)	6.53%

(1)

Consists of (a) 2,000,000 shares which are owned by Brokton International Ltd.; (b) Consists of 108,000,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 9,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 12 and May 12, 2009. Does not include 45,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 4,500 in each month. Brokton International Ltd. (“Brokton”) is a British West Indies corporation, whose sole beneficial owner is James Longshore. Mr. Longshore exercises sole investment, voting and disposition powers over the shares included in the table.

(2)

Consists of 105,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 3,000 shares which shall become issuable upon options that shall vest and be exercisable within 30 days following the date of this Report; namely April 21, 2009 at which time all of the options will have vested.

(3)

Consists of (a) 306,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (b) 18,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2009. Does not include 90,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 9,000 in each month.

(4)

Consists of (a) 100,000 shares of common stock; (b) 102,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2009 at which time all of the options will have vested.

(5)

Consists of (a) 25,000 shares of common stock; (b) 108,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 9,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 5 and May 5, 2009. Does not include 45,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 4,500 in each month.

(6)

Consists of (a) 2,000 shares of common stock; (b) 72,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (c) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 5 and May 5, 2009. Does not include 30,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(7)

Consists of (a) 72,000 shares which are issuable upon the exercise of options that have vested and are currently exercisable; and (b) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 12 and May 12, 2009. Does not include 30,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(8)

Consists of (a) 2,024,826 shares of common stock held by Mark McGinnis of which an aggregate of 70,000 shares of common stock is held by Mr. McGinnis in trust for his children; and (b) 60,029 shares of common stock held by his spouse.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting Agreement with Principal Shareholder

From February 1, 2004 through February 1, 2006, we were a party to a consulting agreement with Brokton, a company which, as of the date of this Report, owns 6.77% of our common stock and one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock. Under the terms of this agreement, we engaged Brokton as a consultant to advise our Management with respect to hiring additional qualified management, providing support with respect to operational matters and government compliance in Ghana, mergers and acquisitions and financial advisory. James Longshore, our President and one of the directors of our company, is the President of Brokton and exercises sole investment, voting and disposition powers over the shares of Brokton. Mr. Longshore is also a director of our wholly-owned subsidiaries, XGEL and XOG Ghana (since April 2006) and Chief Operating Officer (since February 2007) and a director of XG Mining (since June 2006) and Chief Operating Officer (since February 2007) and a director and officer of Xtra Energy (since March 2007). From February 2004 to February 2006, we paid Brokton an aggregate of $53,176 for its consulting services and reimbursed Brokton for expenses incurred by Brokton on behalf of our company.

A Principal Shareholder Manages our Investment Portfolio

We currently, and since approximately five years ago, maintain our brokerage account with Haywood Securities Inc. (“Haywood”) in connection with our investment accounts. Haywood provides us with investment recommendations and custodial services. Haywood is a member of the Toronto Stock Exchange, the TSXV, the Montreal Exchange, the Canadian Trading and Quotation System, the Canadian Investor Protection Fund, and the Investment Dealers Association of Canada. In addition, Haywood Securities (USA) Inc., a wholly owned subsidiary is a broker-dealer registered to transact securities business in the United States and a member of the National Association of Securities Dealers. We pay Haywood ordinary brokerage commissions on trade transactions and our accounts with Haywood can be terminated at any time. Mark McGinnis, a shareholder who, as at the date of this Report, owns 6.53% of our common stock and one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock, is an investment advisor with Haywood and is the manager of our accounts with Haywood.

Director Independence

Two of the members of our Board (Robert H. Montgomery and Richard W, Grayston) are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Davidson & Company LLP is our principal accountant for our audit of annual financial statements and review of the financial statements included in this Report and served as our independent registered public accounting firm for 2008 and 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007
Audit Fees	$55,000	$69,800
Audit-Related Fees	18,000	23,000
Tax Fees	0	0
All Other Fees	0	4,500
Total	$73,000	$97,300

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

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of our Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2008 were pre-approved by the entire Board.

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

10.6	Stock Cancellation Agreement dated December 22, 2004 by and between Paul Zyla and Xtra-Gold Resources Corp. with respect to the cancellation of 24,000,000 shares (1)
10.7	Stock Cancellation Agreement dated December 22, 2004 by and between William Edward McKechnie and Xtra-Gold Resources Corp. with respect to the cancellation of 23,000,000 shares (1)
10.09	Stock option agreement dated September 5, 2005 with William Edward McKechnie, as optionee (1)
10.10	Stock option agreement dated April 21, 2006 with William Edward McKechnie, as optionee (1)
10.11	Stock option agreement dated April 21, 2006 with Kiomi Mori, as optionee (1)
10.12	Stock option agreement dated May 1, 2006 with Michael Byron, as optionee (1)
10.13	Stock option agreement dated May 1, 2006 with Yves Clement, as optionee (1)
10.14	Stock option agreement dated May 1, 2006 with Alhaji Abudulai, as optionee (1)
10.15	Stock option agreement dated August 1, 2006 with William Edward McKechnie, as optionee (1)
10.16	Stock option agreement dated August 1, 2006 with John Douglas Mills, as optionee (1)
10.17	Management consulting agreement dated May 1, 2006 with Yves Clement (1)
10.18	Management consulting agreement dated July 1, 2006 with Goldeye Consultants Ltd. (1)
10.19	Management consulting agreement dated July 1, 2006 with Rebecca Kiomi Mori (1)
10.20	Consulting agreement dated August 1, 2006 with JD Mining Ltd. (1)
10.21	Management consulting agreement dated November 1, 2006 with Alhaji Nantogma Abudulai (1)
10.22	Mining lease with respect to the Kwabeng concession (1)
10.23	Mining lease with respect to the Pameng concession (1)
10.24	Prospecting license with respect to the Banso and Muoso concessions (1)
10.25	Prospecting license with respect to the Apapam concession (1)
10.26	Prospecting license with respect to the Edum Banso concession (1)
10.27	Option Agreement dated October 17, 2005 between Xtra-Gold Exploration Limited and Adom Mining Limited (1)
10.28	Consulting agreement dated January 17, 2006 between Xtra-Gold Mining Limited and Bio Consult Limited (1)
10.29	Purchase and Sale Agreement dated September 1, 2006 between Xtra Oil & Gas Ltd. and TriStar Oil & Gas Partnership (1)
10.30	Amending Agreement dated October 19, 2006 between Xtra-Gold Exploration and Adom Mining Limited (1)
10.31	Stock option agreement dated March 5, 2007 with Richard W. Grayston, as optionee (1)
10.32	Stock option agreement dated March 5, 2007 with Peter Minuk, as optionee (1)
10.33	Stock option agreement dated March 12, 2007 with Robert H. Montgomery, as optionee (1)
10.34	Stock option agreement dated March 12, 2007 with Brokton International Ltd., as optionee (1)
10.35	Stock option agreement dated March 12, 2007 with John Douglas Mills, as optionee (1)
10.36	Consulting agreement dated March 20, 2007 with JD Mining Ltd. (1)
10.37	Settlement termination agreement dated March 22, 2007 with Goldeye Consultants Ltd. and William Edward McKechnie (1)
10.38	Lease with 360 Bay Street Limited dated March 29, 2007 (1)
10.39	Termination agreement dated January 31, 2008 with JD Mining Ltd. and John Douglas Mills (1)
10.40	Mining lease with respect to the Apapam Concession
14	Code of Ethics (1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

(1)	Incorporated by reference to the registration statement on Form SB-2 on Form S-1, SEC File No. 333-139037

SIGNATURES

(General Instruction D)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 27, 2009	XTRA-GOLD RESOURCES CORP.

(Registrant)

/s/ James Werth Longshore
By	_________________________
James Werth Longshore
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Werth Longshore _________________________ James Werth Longshore	President, Chief Executive Officer, Chief Financial Officer and Director	March 27, 2009

/s/ Richard W. Grayston _________________________ Richard W. Grayston	Chairman and Director	March 27, 2009

/s/ Peter Minuk _________________________ Peter Minuk	Director	March 27, 2009

/s/ Robert H. Montgomery _________________________ Robert H. Montgomery	Director	March 27, 2009

XTRA-GOLD RESOURCES CORP. AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2008

DAVIDSON & COMPANY LLP
	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Xtra-Gold Resources Corp. and subsidiaries

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Xtra-Gold Resources Corp. and subsidiaries (an exploration stage company) as at December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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

March 24, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947 Fax (604) 687-6172

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT DECEMBER 31

	2008	2007

ASSETS

Current
Cash and cash equivalents	$271,573	$334,265
Investment in trading securities, at fair value (cost of $2,208,373 (2007 - $2,160,741)) (Note 4)	1,470,382	2,167,741
Receivables and other	92,942	54,509

Total current assets	1,834,897	2,556,515

Equipment (Note 5)	312,300	260,024
Deferred financing costs (Note 6)	3,850	23,101
Oil and gas investment (Note 7)	40,000	—
Mineral properties (Note 8)	1,662,564	1,625,594

TOTAL ASSETS	$3,853,611	$4,465,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$535,272	$795,231

Total current liabilities	535,272	795,231

Convertible debentures (Note 9)	250,000	900,000
Asset retirement obligation (Note 10)	65,369	28,399
Total liabilities	850,641	1,723,630

Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
31,330,602 common shares ( 2007 – 28,756,359 common shares)	31,331	28,756
Additional paid in capital	12,742,360	9,252,166
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(8,342,957)	(5,111,554)
Total stockholders’ equity	3,002,970	2,741,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,853,611	$4,465,234

History and organization of the Company (Note 1)

Contingency and commitments (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007

EXPENSES
Amortization	$117,853	$63,674	$37,760
Exploration	10,953,724	5,140,679	3,932,845
General and administrative	4,027,901	1,035,369	1,348,898
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(15,125,478)	(6,239,722)	(5,319,503)

OTHER ITEMS
Foreign exchange gain (loss)	67,285	(424,559)	366,687
Interest expense	(238,086)	(49,113)	(72,240)
Realized gains (losses) on sales of trading securities	196,218	2,585	(94,855)
Net unrealized gain (loss) on trading securities	(856,507)	(857,980)	389,793
Other income	684,174	196,621	163,119
Recovery of gold	6,833,007	4,140,765	2,692,242
Gain (loss) on disposal of property	96,430	—	—

	6,782,521	3,008,319	3,444,746

Loss for the period	$(8,342,957)	$(3,231,403)	$(1,874,757)
Basic and diluted loss per common share		$(0.11)	$(0.07)
Basic and diluted weighted average number of common shares outstanding		30,389,400	28,216,728

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(8,342,957)	$(3,231,403)	$(1,874,757)
Items not affecting cash:
Amortization	117,853	63,674	37,760
Amortization of deferred financing costs	42,352	19,251	9,241
Accretion of asset retirement obligation	10,534	—	2,162
Shares issued for services	202,365	196,865	—
Stock-based compensation	599,130	156,444	195,623
Unrealized foreign exchange (gain) loss	(182,634)	385,947	(416,970)
Realized (gain) losses on sale of trading securities	(196,218)	(2,585)	94,855
Purchase of trading securities (Note 4)	(10,786,303)	(2,088,467)	(475,825)
Proceeds on sale of trading securities (Note 4)	8,838,266	1,544,484	1,670,677
Unrealized (gain) loss on trading securities	856,507	857,980	(389,793)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(84,567)	(38,433)	39,180
Increase (decrease) in accounts payable and accrued liabilities	524,580	(259,959)	557,289
Increase in due to related party	50,000	—	—

Net cash used in operating activities	(8,417,734)	(2,396,202)	(550,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(7,000)	—	—
Issuance of capital stock, net of financing costs	8,229,722	2,489,460	812,540

Net cash provided by financing activities	9,076,520	2,489,460	812,540

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(433,976)	(115,950)	(207,712)
Oil and gas property expenditures	(250,137)	(40,000)	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—
Net cashused in investing activities	(387,213)	(155,950)	(207,712)

Change in cash and cash equivalents during the period	271,573	(62,692)	54,270

Cash and cash equivalents, beginning of the period	—	334,265	279,995

Cash and cash equivalents, end of the period	$271,573	$271,573	$334,265

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

continued ...

October, 2007 – Private placement at $1.35 per unit	668,202	668	901,405	—	—	902,073

Share issuance costs	—	—	(89,533)	—	—	(89,533)

Stock-based compensation	—	—	195,623	—	—	195,623

Loss for the year	—	—	—	—	(1,874,757)	(1,874,757)

Balance, December 31, 2007	28,756,359	28,756	9,252,166	(1,427,764)	(5,111,554)	2,741,604

February, 2008 – Private placement at $1.50 per unit	1,062,000	1,062	1,591,938	—	—	1,593,000

May, 2008 – Exercise of options at $0.75 per share	100,000	100	74,900	—	—	75,000

June, 2008 – Conversion of debentures at $1.00 per share	650,000	650	649,350	—	—	650,000

July, 2008 – Exercise of warrants at $1.50 per share	631,000	631	945,869	—	—	946,500

December, 2008 – For services at $1.50 per share	131,243	132	196,733	—	—	196,865

Share issuance costs	—	—	(125,040)	—	—	(125,040)

Stock-based compensation	—	—	156,444	—	—	156,444

Loss for the year	—	—	—	—	(3,231,403)	(3,231,403)

Balance, December 31, 2008	31,330,602	$31,331	$12,742,360	$(1,427,764)	$(8,342,957)	$3,002,970

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

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

In 2003, the Company became a resource exploration company. On October 31, 2003, the Company acquired 100% of the issued and outstanding common stock of Xtra-Gold Resources, Inc. (“XGRI”). XGRI was incorporated in Florida on October 24, 2003. On December 19, 2003, the Company changed its name from RetinaPharma to Xtra-Gold Resources Corp.

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $3,231,403 for the year ended December 31, 2008 and has accumulated a deficit during the exploration stage of $8,342,957. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At December 31, 2008, the Company has working capital of $1,299,625.

3.	SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2008 and 2007, cash and cash equivalents consisted of cash held at financial institutions.

Receivables

No allowance for doubtful accounts has been provided. Management has evaluated all receivables and believes they are all collectible.

Recovery of gold

Recovery of gold and other income is recognized when title and the risks and rewards of ownership to delivered bullion and commodities pass to the buyer and collection is reasonably assured.

Trading securities

The Company’s trading securities are reported at fair value, with unrealized gains and losses included in earnings.

Oil and natural gas properties

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all costs associated with the acquisition of, exploration for and development of oil and gas reserves are capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, costs of drilling productive wells, and overhead expenses directly related to these activities.

Depletion is calculated for producing properties by using the unit-of-production method based on estimated proved reserves, before royalties, as determined by management of the Company or independent consultants. Sales or dispositions of oil and gas properties are credited to the respective cost centers and a gain or loss is recognized when all properties in a cost center have been disposed of, unless such sale or disposition significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. Costs of abandoned properties are accounted for as adjustments of capitalized costs and written off to expense.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Oil and natural gas properties (cont’d...)

Undeveloped properties are excluded from the depletion calculation until the quantities of proved reserves can be determined.

A ceiling test is applied to the proven properties for each cost center and for the aggregate of all cost centers by comparing the net capitalized costs to the estimated future net revenues from production of estimated proved reserves without discount, plus the costs of unproved properties net of impairment. Any excess capitalized costs are written off to expense. Further, the ceiling test for the aggregate of all cost centers is required to include the effects of future removal and site restoration costs, general and administrative expenses, financing costs and income taxes. The calculation of future net revenues is based upon prices, costs and regulations in effect at each year end.

Unproved properties are assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, the Company may write off any unproved property under one or more of the following conditions:

(a)	there are no firm plans for further drilling on the unproved property;
(b)	negative results were obtained from studies of the unproved properties;
(c)	negative results were obtained from studies conducted in the vicinity of the unproved property; or
(d)	the remaining term of the unproved property does not allow sufficient time for further studies or drilling.

Equipment

Equipment is recorded at cost and is being amortized over its estimated useful lives using the declining balance method at the following annual rates:

Furniture and equipment	20%
Computer equipment	30%
Vehicles	30%
Mining equipment	20%

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method as defined in Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2008, there were 1,547,881 warrants (2007 – 1,074,511); 1,080,000 stock options (2007 – 1,480,000) and convertible debentures exercisable into 250,000 common shares (2007 – 900,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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

Fair Value Measurements

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, “Fair Value Measurement”, or SFAS 157, for the financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company has elected to defer implementation of SFAS 157 as it relates to the non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of SFAS 157 to the financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the financial results.

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$271,573	$271,573	$—	$—
Marketable securities	$1,470,382	$1,470,382	$—	$—
Total	$1,741,955	$1,741,955	$—	$—

The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2008 and 2007, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows.

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. The Company is currently reviewing the provisions of SFAS No. 161 and have not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS No. 161 will have a material impact on the consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on the consolidated financial position, results of operations or cash flows.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Recent accounting pronouncements (cont’d...)

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

4.	INVESTMENTS IN TRADING SECURITIES

At December 31, 2008, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of December 31, 2008, the fair value of trading securities was $1,470,382 (2007 – $2,167,741).

5.	EQUIPMENT

	December 31, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$12,416	$2,110	$10,306	$4,058	$1,623	$2,435
Computer equipment	24,864	14,772	10,092	22,790	6,753	16,037
Mining equipment	316,791	55,456	261,335	208,699	18,590	190,109
Vehicles	76,398	45,831	30,567	76,564	25,121	51,443
	$430,469	$118,169	$312,300	$312,111	$52,087	$260,024

6.	DEFERRED FINANCING COSTS

	December 31, 2008	December 31, 2007

Balance, beginning of year	$ 23,101	$ 32,342
Costs incurred	—	—
Amortization	(19,251)	(9,241)
Balance, end of year	$ 3,850	$ 23,101

During the year ended December 31, 2005, the Company paid a finder’s fee of $45,000 and other expenses of $1,202 relating to a convertible debenture financing (Note 9).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

7.	OIL AND GAS PROPERTY

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale.

8.	MINERAL PROPERTIES

	December 31, 2008	December 31, 2007

Acquisition costs	$ 1,607,729	$ 1,607,729
Asset retirement obligation (Note 10)	54,835	17,865
Total	$ 1,662,564	$ 1,625,594

Kwabeng, Pameng and Apapam Projects

The Company holds three mining leases in Ghana. These mining leases grant the Company surface and mining rights to produce gold in the leased areas until July 26, 2019 with respect to the Kwabeng and Pameng Projects and until December 17, 2015 with respect to the Apapam Project, the latter of which can be renewed for a further 30 year term on application and payment of applicable fees to the Minerals Commission. All gold production will be subject to a 3% production royalty of the net smelter returns (“NSR”).

Banso and Muoso Project

The Company holds a prospecting license on its Banso and Muoso Project in Ghana. This license grants the Company the right to conduct exploratory work to determine whether there are mineable reserves of gold or diamonds in the licensed areas, and currently has been renewed for a further one year term (to October 13, 2009) and is further renewable on application and payment of applicable renewal fees to the Minerals Commission. If mineable reserves of gold or diamonds are discovered, the Company will have the first option to acquire a mining lease.

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The Option Agreement has a five year term. The prospecting license has been renewed for a further one year term (to July 14, 2009) and is further renewable on application and payment of applicable renewal fees to the Minerals Commission.

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

8.	MINERAL PROPERTIES (cont’d...)

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

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The debentures bear interest at 7% per annum, payable quarterly, and the principal balance is repayable by June 30, 2010. Debenture holders have the option to convert any portion of the outstanding principal into common shares at the conversion rate of $1 per share. During the year ended December 31, 2008, convertible debentures totalling $650,000 were converted into 650,000 common shares.

10.	ASSET RETIREMENT OBLIGATION

	December 31, 2008	December 31, 2007

Balance, beginning of year	$ 28,399	$ 48,237
Change in obligation	36,970	(22,000)
Accretion expense	—	2,162
Balance, end of year	$ 65,369	$ 28,399

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $150,000 (2007 - $109,261). The obligation was calculated using a credit-adjusted risk free discount rate of 10% and an inflation rate of 2%. The life of the mine was extended from 2007 to 2023 during fiscal 2007. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred.

11.	CAPITAL STOCK

Cancellation of shares

In May 2005, 47,000,000 common shares owned by two former directors were returned to treasury and cancelled.

In June 2006, 10,000 common shares were returned to the Company in settlement of a dispute and cancelled.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

11.	CAPITAL STOCK (cont’d...)

Issuance of shares for services

In December 2008, an aggregate of 131,243 common shares were issued to three vendors of the Company’s subsidiary, XG Mining to settle outstanding accounts for services at a value of $1.50 per share.

Private placements

In February 2008, the Company issued 1,062,000 units at $1.50 per unit for gross proceeds of $1,593,000. Each unit consisted of one common share and one share purchase warrant enabling the holder to acquire an additional common share at a price of $2.25 per share expiring on July 7, 2009. The Company also issued finder’s warrants enabling the holder to acquire up to 84,960 common shares at the same terms as the unit warrants. The fair value of the finder’s warrants was $15,136 and calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 4.88%, volatility of 33% and a dividend rate of 0%.

In October 2007, the Company issued 668,202 units at $1.35 per unit for gross proceeds of $902,073. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.75 for one year which expiry date was extended to January 13, 2009 (expired). The Company also issued finder’s warrants enabling the holder to acquire up to 33,410 common shares at the same terms as the unit warrants (expired). The fair value of the finder’s warrants was $2,015 and calculated using the Black-Scholes valuation method. The assumptions used were 1 year of expected life, risk free interest rate of 4.50%, volatility of 36% and a dividend rate of 0%.

In October 2006, the Company issued 282,000 common shares at $1.10 per share for gross proceeds of $310,200. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $1.50 to April 23, 2008 which expiry date was extended to July 13, 2008 (65,000 exercised; 76,000 expired).

In July 2006, the Company issued 1,132,000 common shares at $0.90 per share for gross proceeds of $1,018,800. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $1.50 to July 31, 2007 which expiry date was extended to July 13, 2008 (566,000 exercised).

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

In August 2005, the Company issued 300,000 common shares at $0.55 per share for gross proceeds of $165,000. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $0.75 to August 31, 2006 (expired).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

11.	CAPITAL STOCK (cont’d...)

Private placements (cont’d...)

In June 2005, the Company issued 536,218 common shares at $0.55 per share for gross proceeds of $294,920. For each two shares subscribed for, the purchaser received one share purchase warrant which enables the holder to acquire an additional common share at a price of $0.75 to April 30, 2006 (177,200 exercised; 90,910 expired).

Acquisition of subsidiary

Effective December 22, 2004, the Company acquired 90% of the outstanding shares of XG Mining in exchange for 2,698,350 shares of common stock. In connection with this acquisition, 47,000,000 shares owned by two former officers and directors of the Company were returned to treasury and cancelled.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

At December 31, 2008, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

108,000	$0.70	April 21, 2009
432,000	$0.70	May 1, 2009
270,000	$0.75	March 5, 2010
270,000	$0.75	March 12, 2010

Stock option transactions and the number of stock options outstanding are summarized as follows:

	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of year	1,480,000	$ 0.75	1,996,000	$ 0.72
Granted	—	—	740,000	0.75
Exercised	(100,000)	0.75	—	—
Cancelled/Expired	(300,000)	0.80	(1,256,000)	0.70

Outstanding, end of year	1,080,000	$ 0.73	1,480,000	$ 0.75

Exercisable, end of year	783,000	$ 0.72	572,995	$ 0.75

The aggregate intrinsic value for options vested as of December 31, 2008 is approximately $Nil (2007 - $355,000) and for total options outstanding is approximately $Nil (2007 - $917,000).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

11.	CAPITAL STOCK (cont’d...)

Stock-based compensation

The fair value of stock options granted during the year ended December 31, 2008 totalled $Nil (2007 - $189,063). During the year ended December 31, 2008, $156,444 (2007 - $195,623) was expensed and included in general and administrative expenses. The remaining $83,870 (2007 - $302,377) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the years ended December 31, 2008 and 2007:

	2008	2007

Risk-free interest rate	—	4.52%
Expected life	—	3 years
Annualized volatility	—	55.30%
Dividend rate	—	0%

The weighted average fair value of options granted was $Nil (2007 - $0.26).

Warrants

At December 31, 2008, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

400,921	$1.75	January 13, 2009 (subsequently expired)
1,146,960	$2.25	July 7, 2009

Warrant transactions and the number of warrants outstanding are summarized as follows:

	December 31, 2008	December 31, 2007

Balance, beginning of year	1,074,511	996,056
Issued	1,146,960	367,511
Exercised	(631,000)	—
Expired	(76,000)	(289,056)
Balance, end of year	1,514,471	1,074,511

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $169,957 (2007 - $191,512) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $28,639 (2007 – $28,579) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2008	2008	2007

Cash paid during the period for:
Interest	$187,362	$29,862	$63,000
Income taxes	$—	$—	$—

The significant non-cash transactions during the year ended December 31, 2008 were the issuance of 84,960 finder’s warrants with a value of $15,136 in connection to a private placement (Note 11), the conversion of $650,000 of convertible debentures into 650,000 common shares (Note 9) and the issuance of 131,243 common shares for services rendered.

The significant non-cash transaction during the year ended December 31, 2007 was the issuance of 33,410 finder’s warrants with a value of $2,015 in connection with a private placement (Note 11).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

14.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2008 and 2007, and differed from the amounts computed by applying the United States of America federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2008	2007

Loss for the year	$(3,231,403)	$(1,874,757)

Computed “expected” tax (benefit) expense	$(1,098,677)	$(637,417)
Non deductible (taxable) items	487,376	(174,452)
Lower effective income tax rate on loss of foreign subsidiaries	55,690	90,383
Valuation allowance	555,611	721,486

Net expected tax (benefit) expense	$—	$—

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards - US	$1,279,002	$983,035
Net operating loss carryforwards - Ghana	898,094	648,335

Valuation allowance	(2,177,096)	(1,631,370)

Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $2,172,096 and $1,631,370 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $6,991,000 prior to the expiration of the net operating loss carryforwards. Of the $6,991,000 of operating loss carryforwards, $3,747,000 is attributable to the US, and expires between 2019 and 2028, and the balance of $3,244,000 is attributable to Ghana and expires between 2009 and 2012.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2008

15.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	2008	2007

Capital assets:
Canada	$61,307	$16,089
Ghana	1,953,557	1,869,529

Total capital assets	$2,014,864	$1,885,618

16.	CONTINGENCY AND COMMITMENTS

a)

During the year ended December 31, 2006, a former consultant to the Company’s Ghanaian subsidiaries brought an action for damages in the High Court of Ghana, alleging wrongful termination and claiming $172,000 was owed. The Company believed the lawsuit was without merit and vigorously defended against it. No liability has been recorded in connection with the lawsuit. On February 6, 2008, the High Court of Ghana rendered its judgment and dismissed the action with costs to be paid to the Company. The right to appeal by the former consultant expired on May 6, 2008.

b)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $4,720 (Cdn$5,000) per month for three years. In the event of termination, without cause, 18 months of fees will be payable. Terms for renewal of this agreement will be negotiated.