Form 10-Q
period 2009-03-31
XTRA-GOLD RESOURCES CORP
filed 2009-05-14
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at May 11, 2009
Common stock - $0.001 par value	32,040,602

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS

Current
Cash and cash equivalents	$323,040	$271,573
Investment in trading securities, at fair value (cost of $ 1,909,761 (December 31, 2008 - $2,208,373) (Note 4))	1,173,653	1,470,382
Receivables and other	34,519	92,942

Total current assets	1,531,212	1,834,897

Equipment	295,252	312,300
Deferred financing costs	3,208	3,850
Oil and gas investment	40,000	40,000
Mineral properties (Note 6)	1,662,564	1,662,564

TOTAL ASSETS	$3,532,236	$3,853,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$374,344	$535,272

Total current liabilities	374,344	535,272

Convertible debentures	250,000	250,000
Asset retirement obligation	67,003	65,369
Total liabilities	691,347	850,641

Stockholders’ equity
Capital stock (Note 7)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
31,330,602 common shares (December 31, 2008 – 31,330,602 common shares)	31,331	31,331
Additional paid in capital	12,776,268	12,742,360
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(8,538,946)	(8,342,957)
Total stockholders’ equity	2,840,889	3,002,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,532,236	$3,853,611

History and organization of the Company (Note 1)
Contingency and commitments (Note 11)
Subsequent events (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2009	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

EXPENSES
Amortization	$134,901	$17,048	$3,782
Exploration	10,993,678	39,954	1,191,661
General and administrative	4,090,263	62,362	243,373
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(15,244,842)	(119,364)	(1,438,816)

OTHER ITEMS
Foreign exchange gain (loss)	41,688	(25,597)	(98,065)
Interest expense	(238,728)	(642)	(18,060)
Realized gains (losses) on sales of trading securities	178,841	(17,377)	20,022
Net unrealized gain (loss) on trading securities	(950,924)	(94,417)	72,834
Other income	733,979	49,805	36,028
Recovery of gold	6,844,610	11,603	1,478,362
Gain on disposal of property	96,430	—	—

	6,705,896	(76,625)	1,491,121

Income (loss) for the period	$(8,538,946)	$(195,989)	$52,305
Basic and diluted income (loss) per common share		$(0.01)	$0.00
Basic and diluted weighted average number of common shares outstanding		31,330,602	29,464,359

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2009	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(8,538,946)	$(195,989)	$52,305
Items not affecting cash:
Amortization	134,901	17,048	3,782
Amortization of deferred financing costs	42,994	642	2,310
Accretion of asset retirement obligation	12,168	1,634	—
Shares issued for services	202,365	—	—
Stock-based compensation	633,038	33,908	45,320
Unrealized foreign exchange (gain) loss	(152,571)	30,063	91,850
Realized (gain) losses on sale of trading securities	(178,841)	17,377	(20,022)
Purchase of trading securities (Note 4)	(11,014,842)	(228,539)	(583,923)
Proceeds on sale of trading securities (Note 4)	9,221,677	383,411	464,661
Unrealized (gain) loss on trading securities	950,924	94,417	(72,834)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(26,144)	58,423	(3,889)
Increase (decrease) in accounts payable and accrued liabilities	363,652	(160,928)	(205,721)
Increase in due to related party	50,000	—	—

Net cash used in operating activities	(8,366,267)	51,467	(226,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(7,000)	—	—
Issuance of capital stock, net of financing costs	8,229,722	—	1,467,960

Net cash provided by financing activities	9,076,520	—	1,467,960

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2009	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(433,976)	—	(84,410)
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—
Net cash used in investing activities	(387,213)	—	(84,410)

Change in cash and cash equivalents during the period	323,040	51,467	1,157,389

Cash and cash equivalents, beginning of the period	—	271,573	334,265

Cash and cash equivalents, end of the period	$323,040	$323,040	$1,491,654

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, December 31, 2008	31,330,602	$31,331	$12,742,360	$(1,427,764)	$(8,342,957)	$3,002,970

Stock-based compensation	—	—	33,908	—	—	33,908

Loss for the period	—	—	—	—	(195,989)	(195,989)

Balance, March 31, 2009	31,330,602	$31,331	$12,776,268	$(1,427,764)	$(8,538,946)	$2,840,889

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2009

(unaudited)

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $195,989 for the three months ended March 31, 2009 and has accumulated a deficit during the exploration stage of $8,538,946. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At March 31, 2009, the Company has working capital of $1,156,868.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2009

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has adopted SFAS No. 161 during the period ended March 31, 2009 which did not have a material impact on the consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company as determined that the adoption of FSP FAS 142-3 does not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

MARCH 31, 2009

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Recent accounting pronouncements (cont’d...)

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 does not have an impact on the Financial Statements.

4.	INVESTMENTS IN TRADING SECURITIES

At March 31, 2009, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of March 31, 2009, the fair value of trading securities was $1,173,653 (December 31, 2008 – $1,470,382).

5.	OIL AND GAS PROPERTY

In April 2008, the Company, through one of its subsidiaries, purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale.

6.	MINERAL PROPERTIES

	March 31, 2009	December 31, 2008

Acquisition costs	$ 1,607,729	$ 1,607,729
Asset retirement obligation	54,835	54,835
Total	$ 1,662,564	$ 1,662,564

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

(Expressed in U.S. Dollars)

MARCH 31, 2009

(unaudited)

6.	MINERAL PROPERTIES (cont’d...)

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

At March 31, 2009, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

108,000	$0.70	April 21, 2009 (Note 12)
432,000	$0.70	May 1, 2009 (Note 12)
270,000	$0.75	March 5, 2010 (Note 12)
270,000	$0.75	March 12, 2010 (Note 12)

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2009

(unaudited)

7.	CAPITAL STOCK (cont’d...)

Stock options (cont’d...)

Stock option transactions and the number of stock options outstanding are summarized as follows:

	March 31, 2009		December 31, 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,080,000	$ 0.73	1,480,000	$ 0.75
Granted	—	—	—	—
Exercised	—	—	(100,000)	0.75
Cancelled/Expired	—	—	(300,000)	0.80

Outstanding, end of period	1,080,000	$ 0.73	1,080,000	$ 0.73

Exercisable, end of period	863,000	$ 0.72	783,000	$ 0.72

The aggregate intrinsic value for options vested as of March 31, 2009 is approximately $Nil (March 31, 2008 - $443,000) and for total options outstanding is approximately $Nil (March 31, 2008 - $909,000).

Stock-based compensation

The fair value of stock options granted during the three months ended March 31, 2009 totalled $Nil (March 31, 2008 - $Nil). During the three months ended March 31, 2009, $33,908 (March 31, 2008 - $45,320) was expensed and included in general and administrative expenses for options that were vested. The remaining $49,963 (March 31, 2008 - $257,057) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the three month periods ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008

Risk-free interest rate	—	—
Expected life	—	—
Annualized volatility	—	—
Dividend rate	—	—

The weighted average fair value of options granted was $Nil (March 31, 2008 - $Nil).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2009

(unaudited)

7.	CAPITAL STOCK (cont’d...)

Warrants

At March 31, 2009, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

1,146,960	$2.25	July 7, 2009

Warrant transactions and the number of warrants outstanding are summarized as follows:

	March 31, 2009	December 31, 2008

Balance, beginning of period	1,547,881	1,074,511
Issued	—	1,146,960
Exercised	—	(631,000)
Expired	(400,921)	(42,590)
Balance, end of period	1,146,960	1,547,881

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 and 2008, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $17,731 (2008 - $53,400) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $2,819 (2008 – $13,334) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2009	2009	2008

Cash paid during the period for:
Interest	$187,362	$—	$15,750
Income taxes	$—	$—	$—

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2009

(unaudited)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d...)

There were no significant non-cash transactions during the three months ended March 31, 2009.

The significant non-cash transaction during the three months ended March 31, 2008 was the issuance of 84,960 finder’s warrants in connection with a private placement.

10.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	March 31, 2009	December 31, 2008

Capital assets:
Canada	$59,524	$61,307
Ghana	1,938,292	1,953,557

Total capital assets	$1,997,816	$2,014,864

11.	CONTINGENCY AND COMMITMENTS

a)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $4,085 (Cdn$5,000) per month for three years (renewed to May 1, 2010 on the same terms). In the event of termination, without cause, 18 months of fees will be payable.

12.	SUBSEQUENT EVENTS

a)

Subsequent to March 31, 2009, the Company issued 710,000 units for total proceeds of $497,000 pursuant to a private placement. Each unit consists of one common share and one whole share purchase warrant. Each whole warrant entitles the holder to acquire an additional common share for $1.00 per share for 24 months from the date of issuance.

b)	Subsequent to the period ended March 31, 2009, the Company extended the life of all of its outstanding stock options to May 1, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or the “company”) for the three months ended March 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements and the related notes to the company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. The company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. The company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Xtra-Gold is a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Xtra-Gold’s mining portfolio currently consists of 246.84 square kilometers (also referred to herein as “sq km”) comprised of 51.67 sq km for its Banso Project, 55.65 sq km for its Muoso Project, 33.65 sq km for its Apapam Project, 44.76 sq km for its Kwabeng Project, 40.51 sq km for its Pameng Project and 20.60 sq km for its Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in the company’s respective mining leases, prospecting licenses and/or option agreement.

The company’s strategic plan is, with respect to its gold projects: (i) to define potential reserves on its exploration projects; (ii) to mine the mineralized material, where possible, to generate cash proceeds to assist funding of its exploration programs; and (iii) to acquire further interests in gold mineralized projects and oil and gas prospects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating potential to define reserves.

Xtra-Gold anticipates that its ongoing efforts, subject to adequate funding being available, will continue to be focused on the exploration and development of its properties and completing acquisitions in strategic areas.

The company’s ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, the company temporarily suspended its operations at the Kwabeng Project while management considers a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. Assuming that the company will be able to continue to derive cash proceeds from the sale of the gold recovered from the mineralized material at its Kwabeng Project, the company intends to continue to advance operations at its Kwabeng Project, recover gold for sale and acquire further interests in mineral projects by way of acquisition or joint venture participation.

Xtra-Gold anticipates that, over the next 12 months, it will spend an aggregate of $2,000,000 comprised of $500,000 for mining operating, capital and administrative costs at its Kwabeng Project, $1,000,000 for exploration expenses and approximately $500,000 for general and administrative expenses. However, Xtra-Gold would not expend this amount unless it is able to derive cash proceeds from the sale of the gold recovered from the mineralized material atits Kwabeng Project or raise additional capital. However, these expenditure plans might be curtailed depending on the company’s ability to raise additional capital and the level of net proceeds from gold sales.

Xtra-Gold requires additional capital to implement its plan of operations. The company anticipates that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If the company raises additional funds through the issuance of equity or convertible debt securities, it may result in the dilution in the equity ownership of investors in its common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the company may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict the company’s operations, or it may be forced to discontinue its current projects.

Xtra-Gold does not expect to purchase significant ore processing and gold recovery equipment as its Wash Plant has sufficient capacity to handle the processing requirements at its Kwabeng Project. The company rents its earthmoving and ancillary earthmoving equipment fleet in connection with its operations at the Kwabeng Project. The company plans to increase the number of key mining personnel including technical consultants, contractors and skilled laborers during the next 12 months. The company’s current business strategy is that it plans to continue engaging technical personnel under contract where possible as management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for the company’s business operations.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Xtra-Gold’s loss for the three months ended March 31, 2009 was $195,989 as compared to a net income of $52,305 for the three months ended March 31, 2008, a decrease of $248,294. The company incurred expenses of $119,364 in the three months ended March 31, 2009 as compared to $1,438,816 in the three months ended March 31, 2008, a decrease of $1,319,452. The decrease in expenses in the three months ended March 31, 2009 can be primarily attributed to a reduction in exploration costs of $39,954 (2008 - $1,191,661) resulting from (i) the temporary suspension of extraction and production activities at the company’s Kwabeng Project since October 2008; and (ii) limited exploration activities at the Banso and Muoso Project, the Apapam Project and the Edum Banso Project. All exploration costs for the three months ended March 31, 2009 were booked as exploration expenses. General and administrative expenses (“G&A”) were $62,362 as compared to $243,373 for the three months ended March 31, 2008. A down-sizing of management consultants, a significant reduction in legal costs and labor costs at the Kwabeng Project in the three months ended March 31, 2009 attributed to the decrease in G&A.

The company’s loss for the three months ended March 31, 2009 was greater than its results for the three months ended March 31, 2008 primarily due to a significant net unrealized loss on trading securities of $94,417 (compared to a gain of $72,834 in 2008). Trading securities were comprised mostly of investments in common shares and income trust units of resource companies. The net unrealized loss can be attributed to a decrease in the market value of those securities due to poor market conditions and economic strain, in particular, the significant weakening of the Canadian dollar in which the company’s marketable securities are denominated.

Other items totaled a loss of $76,625 for the three months ended March 31, 2009 compared to a gain of $1,491,121 for the three months ended March 31, 2008. During the three months ended March 31, 2009, the company sold 13.93 fine ounces of gold recovered from the mineralized material at its Kwabeng Project for cash proceeds of $11,603 which was booked as Recovery of Gold as compared to $1,478,362 for the three months ended March 31, 2008. The company had a foreign exchange loss of $25,597 for the three months ended March 31, 2009 (2008 – loss of $98,065) which can be attributed to the weakening of the Canadian dollar. The company’s portfolio of marketable securities is largely Canadian currency denominated. The sharp depreciation of the Canadian dollar resulted in the bulk of the foreign exchange loss. Additionally, the continuing strength of the US dollar increased the company’s expenses that are denominated in other foreign currencies. Consequently, transactions denominated in US dollars would be more expensive.

The company’s portfolio of marketable securities had an unrealized loss of $94,417 (compared to an unrealized gain of $72,834 in 2008) due to declining market conditions and economic strain which commenced in the summer of 2008 and continued through this reporting period.The company’s securities portfolio realized a loss of $17,377 on the sale of trading securities during the three months ended March 31, 2009 compared to a realized gain in 2008 of $20,022. Other income, primarily derived from dividends and interest earned, increased (2009 - $49,805; 2008 - $36,028). The decrease in the company’s interest expense (2009 - $642; 2008 - $18,060) is largely attributable to the cessation of interest payments on its convertible debentures having an aggregate face value of $900,000 (“Debentures”) from June 30, 2008 due to the automatic conversion of the Debentures into shares (see “Material Commitments – Repayment of Convertible Debentures and Accrued Interest”).

The company’s basic and diluted loss per share for the three months ended March 31, 2009 was $0.01 compared to net income of $0.00 per share for the three months ended March 31, 2008. The weighted average number of shares outstanding was 31,330,602 at March 31, 2009 compared to 29,464,359 for the three months ended March 31, 2008. The increase in the weighted average number of shares outstanding can be attributed to the issuance of (i) 100,000 shares in connection with an exercise of stock options; (ii) 650,000 shares in connection with an automatic conversion of debentures; (iii) 631,000 shares in connection with an exercise of warrants; and (iv) 131,243 shares in connection with a settlement of outstanding accounts for services rendered to the company’s subsidiary, XG Mining subsequent to March 31, 2008.

Liquidity and Capital Resources

Historically, Xtra-Gold’s principal source of funds is its available resources of cash and cash equivalents and investments, as well as debt and equity financings. During the three months ended March 31, 2009, the company received cash proceeds of $11,603 derived from the sale of gold recovered from the mineralized material at its Kwabeng Project.

Unrealized Gain on Trading Securities

Unrealized gain on trading securities represents the change in value of securities as of the end of the financial reporting period. For the three months ended March 31, 2009, the company recognized an unrealized loss of $94,417 on trading securities, as compared to an unrealized gain of $72,834 for the three months ended March 31, 2008. The change reflects a significant decline in the value of the company’s resource company investments. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash provided by financing activities for the three months ended March 31, 2009 was $Nil (2008 - $1,467,960).

As of March 31, 2009, Xtra-Gold had working capital equity of $1,156,868, comprised of current assets of $1,531,212 less current liabilities of $374,344. The company’s current assets were comprised mostly of $323,040 in cash and cash equivalents and $1,173,653 in trading securities, which is based on the company’s analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. The company’s trading securities are held in its investment portfolio with an established brokerage in Canada in which the company primarily invests in the common shares and income trust fund units of publicly traded resource companies.

The company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund the company’s operations over the next year. The company has no lines of credit or other bank financing arrangements. Generally, the company has financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with the company’s business plan, management anticipates operating expenses and capital expenditures as follows: (i) $1,000,000 for exploration; (ii) $500,000 for mine operating, capital and administration costs at the Kwabeng Project; and (iii) $500,000 for general and administrative costs.

Until Xtra-Gold achieves profitability, it will need to raise additional capital for its exploration programs. The company intends to finance these expenses with its cash proceeds and to the extent that its cash proceeds are not sufficient, then from further sales of its equity securities or debt securities, or from investment income. Thereafter, the company may need to raise additional capital to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the company may not be able to take advantage of prospective new business endeavors or opportunities or existing agreements and projects which could significantly and materially restrict the company’s business operations.

The independent auditors’ report accompanying Xtra-Gold’s December 31, 2008 and December 31, 2007 consolidated financial statements contains an explanatory paragraph expressing doubt about the company’s ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that the company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

Recent Capital Raising Transactions

During the three months ended March 31, 2009, net cash flows from financing activities were $Nil (2008 - $1,467,960).

Material Commitments

(a)	Mineral Property Commitments

Save and except for fees payable from time to time to (i) the Minerals Commission for an extension of an expiry date of a prospecting license (current consideration fee payable is $15,000) or mining lease or annual operating permits; (ii) the Environmental Protection Agency (“EPA”) in Ghana for the issuance of permits prior to the commencement of any work at a particular concession or the posting of a bond in connection with any mining operations undertaken by the company; and (iii) a legal obligation associated with the company’s mineral properties for clean up costs when work programs are completed, the company is committed to expend an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the following concessions and such other financial commitments arising out of any approved exploration programs in connection therewith:

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

(b)

$200,000 is payable to Adom when the production of gold is commenced (or $100,000 in the event that less than 2 million ounces of proven and probable reserves are discovered on the company’s project at this concession; and

(c)

an aggregate production royalty of 2% of the net smelter returns (“NSR”) from all ores, minerals and other products mined and removed from the project, except if less than 2 million ounces of proven and probable reserved are discovered in or at the Project, then the royalty shall be 1% of the NSR.

(b)	Repayment of Convertible Debentures and Accrued Interest

As a result of Xtra-Gold’s common stock having traded for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares, in June 2008, the company provided notice of automatic conversion of the Debentures. Consequently, interest payments ceased as at June 30, 2008. As at the three months ended March 31, 2009, the company has converted $650,000 of the aggregate principal of the Convertible Debentures by way of the issuance of 650,000 Common Shares.

(c)	Further Material Commitments

Further material commitments are subject to new funding arrangements to be obtained or agreements not yet formalized.

Purchase of Significant Equipment

The company does not expect to purchase significant ore processing and gold recovery equipment as its Wash Plant has sufficient capacity to handle the processing requirements at the company’s Kwabeng Project. The company rents its earthmoving and ancillary earthmoving equipment fleet in connection with the ongoing operations at its Kwabeng Project.

Off Balance Sheet Arrangements

The company has no off balance sheet arrangements.

Significant Accounting Applications

The accompanying unaudited financial statements have been prepared by Xtra-Gold in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with Xtra-Gold’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the company’s 10-K Annual Report, filed March 27, 2009, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. Xtra-Gold is currently reviewing the provisions of SFAS No. 161 and has not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, the company does not believe the adoption of SFAS No. 161 will have a material impact on the consolidated operating results, financial position, or cash flows.

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

Xtra-Gold does not anticipate that the adoption of the foregoing pronouncements will have a material effect on the company’s consolidated financial position or results of operations.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Xtra-Gold’s financial condition, results of operations, business prospects, plans, objectives, goals, strategies, expectations, future events, capital expenditure and exploration efforts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should” “may”, “will”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports that Xtra-Gold files with the Securities and Exchange Commission. These factors may cause the company’s actual results to differ materially from any forward-looking statement. The company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Xtra-Gold’s management, including its Principal Executive Officer, who also serves as the company’s Principal Financial Officer in order to allow timely decisions in connection with required disclosure. The company’s Principal Executive Officer is not a financial or accounting professional, and the company lacks any accounting staff who are sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as the company hires a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that the company may experience material weaknesses in its disclosure controls that may result in errors in the company’s financial statements in future periods.

(b)	Evaluation of Disclosure Controls and Procedures

Xtra-Gold’s management does not expect that the company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Management has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, management has concluded that the company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that the company files and submits under the Exchange Act is recorded, processed, summarized and reported, as and when required.

(c)	Changes in Internal Controls

During the quarter of the fiscal year covered by this Report, there were no changes in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Xtra-Gold currently not a party to any legal proceeding and the company was not a party to any legal proceeding during the quarter ended March 31, 2009. The company is currently not aware of any legal proceedings proposed to be initiated against the company, however, from time to time, the company may become subject to claims and litigation that are generally associated with any business venture.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, the company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2009.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There has been no material default, during the period covered by this Report, in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the company or any of its significant subsidiaries exceeding 5% of its total assets and its consolidated subsidiaries.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no matter submitted to a vote of security holders during the period covered by this Report, through the solicitation of proxies or otherwise.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2009	XTRA-GOLD RESOURCES CORP. (Registrant)

By	/s/ James Werth Longshore
James Werth Longshore Principal Executive Officer and Principal Financial Officer