Form 10-Q
period 2009-06-30
XTRA-GOLD RESOURCES CORP
filed 2009-08-13
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.                                                ☒  Yes       ☐  No

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at August 1, 2009
Common stock - $0.001 par value	32,148,602

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

JUNE 30, 2009

	June 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS

Current
Cash and equivalents	$540,521	$271,573
Investment in trading securities, at fair value (cost of $2,061,762; December 31, 2008 - $2,208,373) (Note 4)	1,566,023	1,470,382
Receivables and other	36,156	92,942

Total current assets	2,142,700	1,834,897

Equipment	278,238	312,300
Deferred financing costs	2,567	3,850
Oil and gas investment (Note 5)	40,000	40,000
Mineral properties (Note 6)	1,662,564	1,662,564

TOTAL ASSETS	$4,126,069	$3,853,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$226,644	$535,272

Total current liabilities	226,644	535,272

Convertible debentures	250,000	250,000
Asset retirement obligation	68,637	65,369
Total liabilities	545,281	850,641

Stockholders’ equity
Capital stock (Note 7)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
32,148,602 common shares (December 31, 2008 – 31,330,602 common shares)	32,149	31,331
Additional paid in capital	13,421,012	12,742,360
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(8,444,609)	(8,342,957)
Total stockholders’ equity	3,580,788	3,002,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,126,069	$3,853,611

History and organization of the Company (Note 1)
Contingency and commitments (Note 11) Subsequent events (Note 12)

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2009	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

EXPENSES
Amortization	$151,915	$17,014	$23,524	$34,062	$27,306
Exploration	11,058,261	64,583	1,479,579	104,537	2,671,240
General and administrative	4,305,317	215,054	241,451	277,416	484,824
Write-off of mineral property	26,000	—	—	—	—

LOSS BEFORE OTHER ITEMS	(15,541,493)	(296,651)	(1,744,554)	(416,015)	(3,183,370)

OTHER ITEMS
Foreign exchange gain (loss)	197,555	155,867	20,521	130,270	(77,544)
Interest expense	(239,369)	(641)	(20,167)	(1,283)	(38,227)
Realized gains (losses) on sales of trading securities	106,266	(72,575)	(35,083)	(89,952)	(15,061)
Net unrealized gain (loss) on trading securities	(665,824)	285,100	139,306	190,683	212,140
Other income	757,216	23,237	60,637	73,042	96,665
Recovery of gold	6,844,610	—	1,289,079	11,603	2,767,441
Gain on disposal of property	96,430	—	—	—	—

	7,096,884	390,988	1,454,293	314,363	2,945,414

Income (loss) for the period	$(8,444,609)	$94,337	$(290,261)	$(101,652)	$(237,956)
Basic and diluted income (loss) per common share		$0.00	$(0.001)	$0.00	$(0.01)
Basic and diluted weighted average number of common shares outstanding		32,042,536	29,852,425	31,686,602	29,485,282

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2009	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) for the period	$(8,444,609)	$(101,652)	$(237,956)
Items not affecting cash:
Amortization	151,915	34,062	27,306
Amortization of deferred financing costs	43,635	1,283	4,620
Accretion of asset retirement obligation	13,802	3,268	—
Shares issued for services	202,365	—	—
Stock-based compensation	651,560	52,430	90,640
Unrealized foreign exchange (gain) loss	(267,816)	(85,182)	65,983
Realized (gain) losses on sale of trading securities	(106,266)	89,952	15,061
Purchase of trading securities	(11,357,146)	(570,843)	(727,271)
Proceeds on sale of trading securities	9,499,381	661,115	574,605
Unrealized (gain) loss on trading securities	665,824	(190,683)	(212,140)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(27,781)	56,786	(74,269)
Increase (decrease) in accounts payable and accrued liabilities	215,952	(308,628)	(34,301)
Increase (decrease) in due to related party	50,000	—	—

Net cash used in operating activities	(8,775,826)	(358,092)	(507,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Warrant exercise proceeds received in advance	—	—	37,500
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(57,000)	(50,000)	—
Issuance of capital stock, net of financing costs	8,906,762	677,040	1,542,960

Net cash provided by financing activities	9,703,560	627,040	1,580,460

- continued -

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2009	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Continued...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(433,976)	—	(107,636)
Oil and gas property expenditures	(250,137)	—	(40,000)
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—

Net cash provided by (used in) investing activities	(387,213)	—	(147,636)

Change in cash and cash equivalents during the period	540,521	268,948	925,102

Cash and cash equivalents, beginning of the period	—	271,573	334,265

Cash and cash equivalents, end of the period	$540,521	$540,521	$1,259,367

Supplemental disclosure with respect to cash flows (Note 9)

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, December 31, 2008	31,330,602	$31,331	$12,742,360	$(1,427,764)	$(8,342,957)	$3,002,970

April, 2009 – Private placement at $0.70 per unit	710,000	710	496,290	—	—	497,000

May, 2009 – Private placement at $0.70 per unit	308,000	308	215,292	—	—	215,600

May, 2009 – Repurchase of shares at $0.25 per share	(200,000)	(200)	(49,800)	—	—	(50,000)

Share issuance costs	—	—	(35,560)	—	—	(35,560)

Stock-based compensation	—	—	52,430	—	—	52,430

Loss for the period	—	—	—	—	(101,652)	(101,652)

Balance, June 30, 2009	32,148,602	$32,149	$13,421,012	$(1,427,764)	$(8,444,609)	$3,580,788

1.	HISTORY AND ORGANIZATION OF THE COMPANY

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $101,652 for the six months ended June 30, 2009 and has accumulated a deficit during the exploration stage of $8,444,609. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At June 30, 2009, the Company has working capital of $1,916,056.

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

Recent accounting pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

4.	INVESTMENTS IN TRADING SECURITIES

At June 30, 2009, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of June 30, 2009, the fair value of trading securities was $1,566,023 (December 31, 2008 – $1,470,382).

5.	OIL AND GAS PROPERTY

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term.

6.	MINERAL PROPERTIES

	June 30, 2009	December 31, 2008
Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation	54,835	54,835
Total	$1,662,564	$1,662,564

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

6.	MINERAL PROPERTIES (cont’d...)

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

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The option renewal date was July 14, 2009 the company has submitted a further 1 year renewal to the Minerals Commission approval is pending.

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

Private placements

In April and May, 2009, the Company issued 1,018,000 units at $0.70 per unit for gross proceeds of $712,600. Each unit consisted of one common share and one share purchase warrant enabling the holder to acquire an additional common share at a price of $1.00 expiring two year from the date of issue.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

7.	CAPITAL STOCK (cont’d...)

At June 30, 2009, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
540,000	$ 0.70	May 1, 2013
540,000	$ 0.75	May 1, 2013

Stock option transactions and the number of stock options outstanding are summarized as follows:

	June 30, 2009		December 31, 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,080,000	$0.73	1,480,000	$0.75
Granted	—	—	—	—
Exercised	—	—	(100,000)	0.75
Cancelled/Expired	—	—	(300,000)	0.80

Outstanding, end of period	1,080,000	$0.73	1,080,000	$0.73
Exercisable, end of period	945,000	$0.72	783,000	$0.72

The aggregate intrinsic value for options vested as of June 30, 2009 is approximately $Nil (June 30, 2008 - $645,000) and for total options outstanding is approximately $Nil (June 30, 2008 – $1,144,800).

Stock-based compensation

No stock options were granted during the six month periods ended June 30, 2009 and 2008. During the six months ended June 30, 2009, $52,430 (June 30, 2008 - $90,640) was expensed and included in general and administrative expenses. The remaining $31,440 will be expensed in future periods.

Warrants

At June 30, 2009, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,146,960	$2.25	July 7, 2009 (subsequently expired)
350,000	$1.00	April 1, 2011
360,000	$1.00	April 16, 2011
308,000	$1.00	May 15, 2011

 Warrant transactions and the number of warrants outstanding are summarized as follows:

	June 30, 2009	December 31, 2008
Balance, beginning of period	1,547,881	1,074,511
Issued	1,018,000	1,146,960
Exercised	—	(631,000)
Expired	(400,921)	(42,590)
Balance, end of period	2,164,960	1,547,881

8.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 and 2008, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $45,848 (2008 - $102,525) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $5,822 (2008 – $21,834) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2009	2009	2008
Cash paid during the period for:
Interest	$206,857	$—	$33,607
Income taxes	$—	$—	$—

There were no significant non-cash transaction during the six months ended June 30, 2009.

The significant non-cash transaction during the six months ended June 30, 2008 was the issuance of 650,000 common shares pursuant to the conversion of $650,000 on convertible debentures.

10.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	June 30, 2009	December 31, 2008
Capital assets:
Canada	$57,741	$61,307
Ghana	1,923,061	1,953,557

Total capital assets	$1,980,802	$2,014,864

11.	CONTINGENCY AND COMMITMENTS

a)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $4,328 (Cdn$5,000) per month for three years (renewed to May 1, 2010 at a rate of Cdn $7500 effective July 1, 2009) . In the event of termination, without cause, 18 months of fees will be payable.

b)

The Company has entered into a temporary consulting agreement with a company (Brokton International Ltd) controlled by its it’s President “James Longshore”. “Brokton” is to be paid $5,000 (CAD/mo) for fiscal 2009. Up to and including June 30, 2009 Brokton has been paid Cdn $30,000 (USD 27,273) in accordance with this agreement.

c)

The company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately $3,600 CAD (USD $3273) per month.

12.	SUBSEQUENT EVENTS

a)

In August 2009 the Company closed a private placement for US$400,000 offering 500,000 Units at US$0.80 per Unit. Each Unit will be comprised of one share of the Company’s common stock and one warrant to purchase a share of common stock at $1.00 for a period of 24 months from closing.

b)	In August, 2009 the Company terminated Rebecca Kiomi Mori as Secretary and Treasurer and appointed Peter Minuk as interim Secretary and Treasurer.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial statements and results of operations for the three months ended and six months ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with generally accepted accounting principles in the United States.

Plan of Operations - Overview

Xtra-Gold Resources Corp. (“Xtra-Gold” or the “Company”) is a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Xtra-Gold’s mining portfolio currently consists of 246.84 square kilometers (also referred to herein as “sq km”) comprised of 51.67 sq km for its Banso Project, 55.65 sq km for its Muoso Project, 33.65 sq km for the Company’s Apapam Project, 44.76 sq km for the Company’s Kwabeng Project, 40.51 sq km for the Company’s Pameng Project and 20.60 sq km for the Company’s Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in the company’s respective mining leases, prospecting licenses and/or option agreement.

The Company’s strategic plan is, with respect to the Company’s gold projects: (i) to define potential reserves on the Company’s exploration projects; (ii) to mine the mineralized material, where possible, to generate cash proceeds to assist funding of the Company’s exploration programs; and (iii) to acquire further interests in gold mineralized projects and oil and gas prospects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating potential to define reserves.

Xtra-Gold anticipates that the Company’s ongoing efforts, subject to adequate funding being available, will continue to be focused on the exploration and development of the Company’s properties and completing acquisitions in strategic areas.

The Company’s ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, the Company temporarily suspended the Company’s operations at the Kwabeng Project while management considers a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project.

While there can be no assurance, Xtra-Gold anticipates that, over the next 12 months, it will spend $1,000,000 for exploration expenses and approximately $500,000 for general and administrative expenses. The company plans to concentrate on the exploration of its core properties. During fiscal 2008 the Company initiated a successful 3,000 Meter diamond drilling program supplemented by an additional 805 Meters of trenching. The results were encouraging and the Company is currently following up by conducting a 3,500 Meter Reverse Circulation (“RC”) drill program. (See WWW.Xtragold.com and review the press releases for further details.)

Xtra-Gold requires additional capital to implement the Company’s plan of operations. The Company anticipates that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If the Company raises additional funds through the issuance of equity or convertible debt securities, the Company may result in the dilution in the equity ownership of investors in the Company’s common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict the Company’s operations, or it may be forced to discontinue the Company’s current projects.

Results of Operations

For the first half of 2009, the Company lost $101,652 compared to a loss of $237,956 for the same period of the preceding year. Expenses recognized between the periods declined sharply with exploration expense declining from $2,671,240 during the first six months of 2008 to $104,537 in 2009. This significant decline in exploration costs reflected management’s decision, to conserve financial resources, to temporarily suspend the Company’s extraction and production activities at the Company’s Kwabeng Project in October 2008 and limit the Company’s exploration activities at the Company’s Banso and Muoso, Apapam and Edum Banso Projects. Similarly, expenses declined sharply for the three months ended June 30, 2009 when compared to the second quarter 2008, with exploration costs recognized during the quarter of $64,583 in 2009 compared to $1,479,579 in 2008. This significant decline was also attributable to the cost reduction measures commenced in October 2008.

General and administrative expenses declined significantly for both the six months ended and three months ended June 30, 2009 as compared to the same periods of the preceding year. General and administrative expense totaled $277,416 for the first half of 2009, down from $484,824 in 2008, a 43% decline. For the second quarter 2009, general and administrative expenses totaled $215,054, a decline of 11% from the second quarter 2008. These declines reflect the overall cost containment efforts by management and included reductions in consulting fees, legal costs and administrative support costs associated with the Company’s suspended Kwabeng Project.

Other items recognized for the first half of 2009 declined from $2,945,414 in 2008 to $314,363. The bulk of decline, totaling approximately $2.6 million, was due to the sharp drop in recovery of gold recognized from the mineralized material extracted from the Kwabeng Project, which was temporarily suspended in October 2008. Recovery of gold recognized in 2009 totaled $11,603 compared to $2,767,441 in the first half of 2008.

The Company recognized a foreign exchange gain of $130,270 for the first half of 2009 compared to a loss on foreign exchange of $77,544 in 2008. During the second quarter 2009, the Company recognized a foreign exchange gain of $155,867 compared to a gain of $20,521 for the comparable period 2008. These increases were attributable to the strengthening of the Canadian dollar against the U.S. dollar. The Company’s portfolio of marketable securities is largely denominated in Canadian currency. While the Company has benefited from these fluctuations in 2009, there can be no assurance that this trend in relative values will continue.

The Company’s realized losses on the sale of trading securities totaled $89,952 and $72,575 for the six months and three months ended June 30, 2009, respectively. These losses were up from losses recognized in the comparable periods of the preceding year of $15,061 and $35,083, respectively. These realized losses were primarily attributable to the overall decline in market conditions, which commenced in the summer of 2008. The Company’s portfolio of marketable securities reflects an unrealized gain of $190,683 for the first half of 2009 compared to a gain of $212,140 in the 2008 period. The Company’s year-to-date gain in 2009, reflects a gain in the second quarter of $285,100, primarily attributable to a rebound in the equities market during the 2nd quarter of 2009.

Other income, primarily derived from dividends and interest earned, declined 24% for the first half of 2009 compared to 2008. This decline, as with the decline in the second quarter 2009 compared to 2008 was primarily due to cuts in dividends (distributions) from the component securities within the investment portfolio.

Basic and diluted earnings (loss) per share totaled $0.00 for the six months ended June 30, 2009 compared to a loss of $(0.01) for the six months ended June 30, 2008. The weighted average number of common shares outstanding used in these calculations totaled 31,686,602 and 29,485,282, respectively. The increase in the weighted average number of shares outstanding resulted from additional issuance of (i) 100,000 shares in connection with the exercise of stock options; (ii) 650,000 shares on the automatic conversion of debentures; (iii) 631,000 shares from the exercise of warrants; (iv) 131,243 shares in connection with the settlement of amounts due by the Company’s subsidiary, XG Mining; (v) 1,018,000 shares issued in connection with the private placement of shares in April and May of 2009 and (vi) the repurchase and conciliation of 200,000 shares in May 2009.

Liquidity and Capital Resources

The independent auditors’ report accompanying the Company’s December 31, 2008 and December 31, 2007 consolidated financial statements contains an explanatory paragraph expressing doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize the Company’s assets and satisfy the Company’s liabilities and commitments in the ordinary course of business.

Historically, the Company’s principal source of funding to meet the Company’s operational needs has been convertible debt and equity financings. In April and May 2009, the Company completed, in a series of tranches, a private placement of 1,018,000 Units. The Units, comprised on one share of the Company’s common stock and one common stock purchase warrant, sold at a price of US$0.70 each, providing gross proceeds of US$712,600 and net proceeds, after related costs, of $677,040. Each warrant entitles the holder to acquire one share of common stock for US$1.00 for a period of 24 months from the date of each tranche closing.

In July 2009, the Company announced plans to conduct an additional private placement for up to US$400,000 The Company plans to offer 500,000 Units at US$0.80 per Unit. Each Unit will be comprised of one share of the Company’s common stock and one warrant to purchase a share of common stock at $1.00 for a period of 24 months from closing. While management intends to proceed with this proposed transaction, there can be no assurance the transactions will be completed or, if completed, at what price or under what terms.

The company anticipates it will need to raise additional capital to continue the exploration program/s via further sales of equity or debt securities. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities or existing agreements and projects which could significantly and materially restrict the Company’s business operations.

Working capital totaled $1,916,056 at June 30, 2009, up from $1,299,625 at December 31, 2008. This increase, totaling $616,431 was primarily attributable to the net proceeds of the Company’s most recent private placement completed in May 2009. The Company has no lines of credit or other bank financing agreements in place to help fund the Company’s short term operational cash needs. While management does have flexibility and, depending upon the success of planned financings and revenues, it intends to expend in the next year:

(i)	$1,000,000 on exploration;
(ii)	$500,000 in general and administrative costs.

Material Commitments

(a)	Mineral Property Commitments

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

(b)	Repayment of Convertible Debentures and Accrued Interest

As a result of Xtra-Gold’s common stock having traded for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares, in June 2008, the Company provided notice of automatic conversion of the Debentures. Consequently, interest payments ceased as at June 30, 2008. As at the three months ended March 31, 2009, the Company had converted $650,000 of the aggregate principal of the Convertible Debentures by way of the issuance of 650,000 Common Shares.

(c)	Further Material Commitments

a)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $4,328 (Cdn$5,000) per month for three years (renewed to May 1, 2010 at a rate of Cdn $7500 effective July 1, 2009) . In the event of termination, without cause, 18 months of fees will be payable.

b)

The Company has entered into a temporary consulting agreement with a company (Brokton International Ltd) controlled by its it’s President “James Longshore”. “Brokton” is to be paid $5,000 (CAD/mo) for fiscal 2009. Up to and including June 30, 2009 Brokton has been paid Cdn $30,000 (USD 27,273) in accordance with this agreement.

c)

The company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately $3,600 CAD (USD $3273) per month.

Further material commitments are subject to new funding arrangements to be obtained or agreements not yet formalized. Is there an Aug PPL that needs disclosure?

Purchase of Significant Equipment

The Company does not expect to purchase significant ore processing and gold recovery equipment

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Significant Accounting Applications

The accompanying unaudited financial statements have been prepared by Xtra-Gold in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted. These financial statements should be read in conjunction with Xtra-Gold’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 10-K Annual Report, filed March 27, 2009, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision of SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the purchase accounting method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustment to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for annual reporting periods beginning on or after December 15, 2008. We expect the requirements of SFAS 141R will have an impact on the Company’s consolidated financial statements, but the specific effects will depend upon the any specific business combinations we may enter into in the future. As early adoption is prohibited, we will begin to apply this standard to any business combinations, if any, occurring after January 1, 2009.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for annual reporting periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on the Company’s consolidated financial statements.

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

SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has adopted SFAS No. 161 during the period ended June 30, 2009, which did not have a material impact on the consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has determined that the adoption of FSP FAS 142-3 does not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe that implementation of this standard will have a material impact on the consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 does not have an impact on the Financial Statements.

In November 2008 the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use, but intends to hold to prevent the Company’s competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of EITF 08-7 and the impact, if any, on the Company’s consolidated financial statements.

In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,  ”Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to  normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We do not expect the adoption of these FSPs to have a material impact on the Company’s consolidated financial statements.

In May 2009 the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. We expect SFAS 165 will have an impact on disclosures in the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a Company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a Company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010. We are currently evaluating the requirements of SFAS 167 and the impact of adoption on the Company’s consolidated financial statements.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting”. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification “, or FASB ASC. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the Company’s consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Xtra-Gold is a smaller reporting Company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Xtra-Gold’s management, including the Company’s Principal Executive Officer, who also serves as the Company’s Principal Financial Officer in order to allow timely decisions in connection with required disclosure. The Company’s Principal Executive Officer is not a financial or accounting professional, and the Company lacks any accounting staff who are sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as the Company hires a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that the Company may experience material weaknesses in the Company’s disclosure controls that may result in errors in the Company’s financial statements in future periods.

(b)	Evaluation of Disclosure Controls and Procedures

Xtra-Gold’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

The Company is party to a lawsuit for the sum of $121,336.66 (USD) filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. No liability has been recorded in connection with the lawsuit because the debt had previously been discharged through the transfer of shares to the subcontractor in 2008; the company plans to defend itself vigorously against the allegations

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting Company, as defined by Rule 12b-2 of the Exchange Act and, as such, the Company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2009.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There has been no material default, during the period covered by this Report, in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company or any of the Company’s significant subsidiaries exceeding 5% of the Company’s total assets and its consolidated subsidiaries.

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

Date: August 12, 2009	XTRA-GOLD RESOURCES CORP. (Registrant)

By	/s/ James Werth Longshore
James Werth Longshore Principal Executive Officer and Principal Financial Officer