Form 10-Q
period 2009-09-30
XTRA-GOLD RESOURCES CORP
filed 2009-11-13
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at November 12, 2009
Common stock - $0.001 par value	32,525,477

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

SEPTEMBER 30, 2009

	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS

Current
Cash and equivalents	$193,013	$271,573
Investment in trading securities, at fair value (cost of $1,926,042; December 31, 2008 - $2,208,373) (Note 4)	1,733,744	1,470,382
Receivables and other	74,562	92,942

Total current assets	2,001,319	1,834,897

Equipment	261,331	312,300
Deferred financing costs	1,925	3,850
Oil and gas investment (Note 5)	40,000	40,000
Mineral properties (Note 6)	1,662,564	1,662,564

TOTAL ASSETS	$3,967,139	$3,853,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$206,235	$535,272

Total current liabilities	206,235	535,272

Convertible debentures	250,000	250,000
Asset retirement obligation	70,272	65,369
Total liabilities	526,507	850,641

Stockholders’ equity
Capital stock (Note 7)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
32,525,477 common shares (December 31, 2008 – 31,330,602 common shares)	32,525	31,331
Additional paid in capital	13,706,451	12,742,360
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(8,870,580)	(8,342,957)
Total stockholders’ equity	3,440,632	3,002,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,967,139	$3,853,611

History and organization of the Company (Note 1)
Contingency and commitments (Note 11)

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2009	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

EXPENSES
Amortization	$168,822	$16,907	$34,786	$50,969	$62,092
Exploration	11,659,682	601,421	1,925,393	705,958	4,596,633
General and administrative	4,490,095	184,778	328,634	462,194	813,458
Write-off of mineral property	26,000	—	—	—	—

LOSS BEFORE OTHER ITEMS	(16,344,599)	(803,106)	(2,288,813)	(1,219,121)	(5,472,183)

OTHER ITEMS
Foreign exchange gain (loss)	313,805	116,250	(1,064)	246,520	(78,608)
Interest expense	(240,011)	(642)	—	(1,925)	(38,227)
Realized gains (losses) on sales of trading securities	15,478	(90,788)	52,337	(180,740)	37,276
Net unrealized gain (loss) on trading securities	(347,350)	318,474	(476,756)	509,157	(264,616)
Other income	791,057	33,841	43,522	106,883	140,187
Recovery of gold	6,844,610	—	1,183,094	11,603	3,950,535
Gain on disposal of property	96,430	—	—	—	—

	7,474,019	377,135	801,133	691,498	3,746,547

Loss for the period	$(8,870,580)	$(425,971)	$(1,487,680)	$(527,623)	$(1,725,636)
Basic and diluted loss per common share		$(0.01)	$(0.05)	$(0.02)	$(0.06)
Basic and diluted weighted average number of common shares outstanding		32,378,004	31,130,772	31,919,602	30,037,417

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2009	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(8,870,580)	$(527,623)	$(1,725,636)
Items not affecting cash:
Amortization	168,822	50,969	48,103
Amortization of deferred financing costs	44,277	1,925	18,609
Accretion of asset retirement obligation	15,437	4,903	—
Shares issued for services	202,365	—	—
Stock-based compensation	663,104	63,974	121,784
Unrealized foreign exchange (gain) loss	(324,723)	(142,089)	127,342
Realized (gain) losses on sale of trading securities	(15,478)	180,740	(37,276)
Purchase of trading securities	(11,422,112)	(635,809)	(1,470,412)
Proceeds on sale of trading securities	9,681,219	842,953	1,002,302
Unrealized (gain) loss on trading securities	347,350	(509,157)	264,616
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(66,187)	18,380	(1,760)
Increase (decrease) in accounts payable and accrued liabilities	195,543	(329,037)	92,295
Increase (decrease) in due to related party	50,000	—	—

Net cash used in operating activities	(9,397,605)	(979,871)	(1,560,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(57,000)	(50,000)	—
Issuance of capital stock, net of financing costs	9,181,033	951,311	2,489,460

Net cash provided by financing activities	9,977,831	901,311	2,489,460

– Continued –

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2009	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Continued...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(433,976)	—	(115,993)
Oil and gas property expenditures	(250,137)	—	(40,000)
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—

Net cash provided by (used in) investing activities	(387,213)	—	(155,993)

Change in cash and cash equivalents during the period	193,013	(78,560)	773,434

Cash and cash equivalents, beginning of the period	—	271,573	334,265

Cash and cash equivalents, end of the period	$193,013	$193,013	$1,107,699

Supplemental disclosure with respect to cash flows (Note 9)

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock		Additional Paid in Capital	Deficit	Deficit Accumulated During the Exploration Stage	Total
	Number of Shares	Amount

Balance, December 31, 2008 (Audited)	31,330,602	$31,331	$12,742,360	$(1,427,764)	$(8,342,957)	$3,002,970

April, 2009 – Private placement at $0.70 per unit	710,000	710	496,290	—	—	497,000

May, 2009 – Private placement at $0.70 per unit	308,000	308	215,292	—	—	215,600

May, 2009 – Repurchase of shares at $0.25 per share	(200,000)	(200)	(49,800)	—	—	(50,000)

August, 2009 – Private placement at $0.80 per unit	376,875	376	301,124	—	—	301,500

Share issuance costs	—	—	(62,789)	—	—	(62,789)

Stock-based compensation	—	—	63,974	—	—	63,974

Loss for the period	—	—	—	—	(527,623)	(527,623)

Balance, September 30, 2009	32,525,477	$32,525	$13,706,451	$(1,427,764)	$(8,870,580)	$3,440,632

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

September 30, 2009

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $527,623 for the nine months ended September 30, 2009 and has accumulated a deficit during the exploration stage of $8,870,580. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At September 30, 2009, the Company has working capital of $1,795,084.

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

At September 30, 2009, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of September 30, 2009, the fair value of trading securities was $1,733,744 (December 31, 2008 – $1,470,382).

5.	OIL AND GAS PROPERTY

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term.

6.	MINERAL PROPERTIES

	September 30, 2009	December 31, 2008
Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation	54,835	54,835
Total	$1,662,564	$1,662,564

Kwabeng, Pameng and Apapam Projects

The Company holds three mining leases in Ghana. These mining leases grant the Company mining rights to produce gold in the leased areas until July 26, 2019 with respect to the Kwabeng and Pameng Projects and until December 17, 2015 with respect to the Apapam Project, the latter of which can be renewed for a further 30 year term on application and payment of applicable fees to the Minerals Commission. All gold production will be subject to a 3% production royalty of the net smelter returns (“NSR”).

6.	MINERAL PROPERTIES (cont’d...)

Banso and Muoso Project

The Company holds a prospecting license on its Banso and Muoso Project in Ghana. This license grants the Company the right to conduct exploratory work to determine whether there are mineable reserves of gold or diamonds in the licensed areas, and currently has been renewed for a further one year term and is further renewable on application and payment of applicable renewal fees to the Minerals Commission. If mineable reserves of gold or diamonds are discovered, the Company will have the option to acquire a mining lease.

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an options agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The renewal date was July 14, 2009 and the company has been granted a 1 year extension by the Minerals Commission.

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

Private placements

In April and May, 2009, the Company issued 1,018,000 units at $0.70 per unit for gross proceeds of $712,600. Each unit consisted of one common share and one share purchase warrant enabling the holder to acquire an additional common share at a price of $1.00 expiring two years from the date of issue.

In August, 2009, the Company issued 376,875 units at $0.80 per unit for gross proceeds of $301,500. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.00 expiring two years from the date of issue.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

7.	CAPITAL STOCK (cont’d...)

At September 30, 2009, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
540,000	$ 0.70	May 1, 2013
540,000	$ 0.75	May 1, 2013

Stock option transactions and the number of stock options outstanding are summarized as follows:

	September 30, 2009		December 31, 2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,080,000	$0.73	1,480,000	$0.75
Granted	—	—	—	—
Exercised	—	—	(100,000)	0.75
Cancelled/Expired	—	—	(300,000)	0.80

Outstanding, end of period	1,080,000	$0.73	1,080,000	$0.73
Exercisable, end of period	990,000	$0.72	783,000	$0.72

The aggregate intrinsic value for options vested as of September 30, 2009 is approximately $235,000 (September 30, 2008 - $402,000) and for total options outstanding is approximately $254,000 (September 30, 2008 – $731,000).

Stock-based compensation

No stock options were granted during the nine month periods ended September 30, 2009 and 2008. During the nine months ended September 30, 2009, $63,974 (September 30, 2008 - $121,784) was expensed and included in general and administrative expenses. The remaining $19,896 will be expensed in future periods.

Warrants

At September 30, 2009, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
350,000	$1.00	April 1, 2011
360,000	$1.00	April 16, 2011
308,000	$1.00	May 15, 2011
188,438	$1.00	August 5, 2011

 Warrant transactions and the number of warrants outstanding are summarized as follows:

	September 30, 2009	December 31, 2008
Balance, beginning of period	1,514,471	1,074,511
Issued	1,206,438	1,146,960
Exercised	—	(631,000)
Expired	(1,514,471)	(76,000)
Balance, end of period	1,206,438	1,514,471

8.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009 and 2008, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $62,113 (2008 - $145,594) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $12,015 (2008 – $28,834) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2009	Nine Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2008
Cash paid during the period for:
Interest	$206,857	$—	$33,607
Income taxes	$—	$—	$—

There were no significant non-cash transaction during the nine months ended September 30, 2009.

The significant non-cash transaction during the nine months ended September 30, 2008 was the issuance of 84,960 finder’s warrants in connection with a private placement and the conversion of $650,000 of convertible debentures into 650,000 common shares.

10.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	September 30, 2009	December 31, 2008
Capital assets:
Canada	$57,741	$61,307
Ghana	1,923,061	1,953,557

Total capital assets	$1,980,802	$2,014,864

11.	CONTINGENCY AND COMMITMENTS

a)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $5,000Cdn per month for three years (renewed to May 1, 2010 at a rate of $10,000Cdn effective September 1, 2009). In the event of termination, without cause, 18 months of fees will be payable.

b)

The Company has entered into a temporary consulting agreement with Brokton International Ltd. (“Brokton”), a company controlled by its President, James Longshore. Brokton is to be paid $5,000 (USD/mo) for fiscal 2009.

c)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately $3,868 Cdn per month.

d)

The Company is party to a lawsuit for the sum of $121,336.66 (USD) filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. No liability has been recorded in connection with the lawsuit because the Company believes the debt had previously been discharged through the transfer of shares to the subcontractor in 2008; the company plans to defend itself vigorously against the allegations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial statements and results of operations for the three months ended and nine months ended September 30, 2009 and 2008 should be read in conjunction with the consolidated unaudited financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with generally accepted accounting principles in the United States.

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

The Company’s ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, the Company temporarily suspended the Company’s operations at the Kwabeng Project while management considers a more economic and efficient manner in which to extract and process the gold recoverable from the mineralized material at this Project.

While there can be no assurance, Xtra-Gold anticipates that, over the next 12 months, it will spend $1,000,000 for exploration expenses and approximately $500,000 for general and administrative expenses. The Company plans to concentrate on the exploration of its core properties. During fiscal 2008 the Company completed a successful 3,000 meter diamond drilling program supplemented by an additional 805 meters of trenching. The results were encouraging and the Company has recently completed 50 reverse circulation holes totalling 4,715 meters in the period from July 14 to September 26, 2009. (See WWW.Xtragold.com and review the press releases for further details.)

Xtra-Gold requires additional capital to implement the Company’s plan of operations. The Company anticipates that these funds will be raised primarily through equity and debt financing or from other available sources of financing. If the Company raises additional funds through the issuance of equity or convertible debt securities, these financings will/may result in the dilution in the equity ownership of investors in the Company’s common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict the Company’s operations, perhaps including discontinuance of the Company’s current projects.

Results of Operations

For the first nine months of 2009, the Company lost $527,623 compared to a loss of $1,725,636 for the same period of the preceding year. Expenses recognized between the periods declined sharply with exploration expense declining from $4,596,633 during the first nine months of 2008 to $705,958 in 2009. This significant decline in exploration costs reflected management’s decision to conserve financial resources to temporarily suspend the Company’s extraction and production activities at the Company’s Kwabeng Project in October 2008 and limiting the Company’s exploration activities at the Company’s Banso and Muoso, Apapam and Edum Banso Projects. Similarly, expenses declined sharply for the three months ended September 30, 2009 when compared to the third quarter 2008, with exploration costs recognized during the quarter of $601,421 in 2009 compared to $1,925,393 in 2008. This significant decline was also attributable to the cost reduction measures commenced in October 2008.

General and administrative expenses declined significantly for both the nine months ended and three months ended September 30, 2009 as compared to the same periods of the preceding year. General and administrative expense totaled $462,194 for the first nine months of 2009, down from $813,458 in 2008, a 43% decline. For the third quarter 2009, general and administrative expenses totaled $184,778, a decline of 44% from the third quarter 2008. These declines reflect the overall cost containment efforts of management and included reductions in consulting fees, legal costs and administrative support costs associated with the Company’s suspended Kwabeng Project.

Other items recognized for the first nine months of 2009 declined from $3,746,547 in 2008 to $691,498. The bulk of the decline, totaling approximately $3.05 million, was due to the sharp drop in recovery of gold recognized from the mineralized material extracted from the Kwabeng Project, which operations were temporarily suspended in October 2008. Recovery of gold recognized in 2009 totaled $11,603 compared to $3,950,535 in the first nine months of 2008.

The Company recognized a foreign exchange gain of $246,520 for the first nine months of 2009 compared to a loss on foreign exchange of $78,608 in the period 2008. During the third quarter 2009, the Company recognized a foreign exchange gain of $116,250 compared to a loss of $1,064 for the comparable period in 2008. These increases were attributable to the strengthening of the Canadian dollar against the U.S. dollar. The Company’s portfolio of marketable securities is largely denominated in Canadian currency. While the Company has benefited from these fluctuations in 2009, there can be no assurance that this trend in relative values will continue.

The Company’s realized losses on the sale of trading securities totaled $180,740 and $90,788 for the nine months and three months ended September 30, 2009, respectively. In the comparable periods of the preceding year realized gains of $37,276 and $52,337 were recognized, respectively. These realized losses were primarily attributable to the overall decline in market conditions, which commenced in the summer of 2008. The Company’s portfolio of marketable securities reflects an unrealized gain of $509,157 for the first nine months of 2009 compared to a loss of $264,616 in the 2008 period. The Company’s year-to-date gain in 2009 reflects a gain in the third quarter of $318,474, primarily attributable to a rebound in the equities market during the 3rd quarter of 2009.

Other income primarily derived from dividends and interest earned, declined 24% for the first nine months of 2009 compared to 2008. This decline, as with the decline in the third quarter 2009 compared to 2008 was primarily due to cuts in dividends (distributions) from the component securities within the investment portfolio.

Basic and diluted loss per share totaled $0.02 for the nine months ended September 30, 2009 compared to a loss of $0.06 for the nine months ended September 30, 2008. The weighted average number of common shares outstanding used in these calculations totaled 31,919,602 and 30,037,417, respectively. The increase in the weighted average number of shares outstanding resulted from additional issuance of (i) 131,243 shares in connection with the settlement of amounts due by the Company’s subsidiary, XG Mining; (ii) 1,394,875 shares in connection with the private placement of shares in April, May and August of 2009 and (iii) the repurchase and cancelation of 200,000 shares in May 2009.

Liquidity and Capital Resources

The independent auditors’ report accompanying the Company’s December 31, 2008 and December 31, 2007 consolidated financial statements contains an explanatory paragraph expressing doubt about the Company’s ability to continue as a going concern. The consolidated unaudited financial statements have been prepared “assuming that the Company will continue as a going concern”, which contemplates that the Company will realize on its assets and satisfy its liabilities and commitments in the ordinary course of business.

Historically, the Company’s principal source of funding to meet the Company’s operational needs has been several equity financings and one convertible debt. In April and May 2009, the Company completed, in a series of tranches, a private placement of 1,018,000 Units. The Units, comprised of one share of the Company’s common stock and one common stock purchase warrant, sold at a price of US$0.70 each, providing gross proceeds of US$712,600 and net proceeds, after issuance costs, of $677,040. Each warrant entitles the holder to acquire one share of common stock for US$1.00 for a period of 24 months from the date of each tranche closing.

In August 2009, the Company completed an additional private placement of 376,875 Units at $0.80 per Unit for total proceeds of US$301,500 (net proceeds of $274,271). Each Unit was comprised of one share of the Company’s common stock and one half of one warrant. One whole warrant is exercisable into one additional common share at $1.00 for a period of 24 months from closing.

The Company anticipates it will need to raise additional capital to continue its exploration programs via further sales of equity or debt securities. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities or existing agreements and projects which could significantly and materially restrict the Company’s business operations.

Working capital totaled $1,795,084 at September 30, 2009, up from $1,299,625 at December 31, 2008. This increase, totaling $495,459 was primarily attributable to the net proceeds of the Company’s most recent private placements completed in April, May and August, 2009. The Company has no lines of credit or other bank financing agreements in place to help fund the Company’s short term operational cash needs. While management does have flexibility and, depending upon the success of planned financings and revenues, it intends to expend in the next year:

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

With respect to the Edum Banso Project:

(a)	$5,000 is payable to Adom Mining Limited (“Adom”) on the anniversary date of the Option Agreement in each year that the Company hold an interest in the agreement;

(b)

$200,000 is payable to Adom when the production of gold is commenced (or $100,000 in the event that less than 2 million ounces of proven and probable reserves are discovered on the Company’s project at this concession) and

(c)

an aggregate production royalty of 2% of the net smelter returns (“NSR”) from all ores, minerals and other products mined and removed from the project, except if less than 2 million ounces of proven and probable reserved are discovered in or at the Project, then the royalty shall be 1% of the NSR.

(b)	Repayment of Convertible Debentures and Accrued Interest

As a result of Xtra-Gold’s common stock having traded for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares, in June 2008, the Company provided notice of automatic conversion of the Debentures. Consequently, interest payments ceased as at June 30, 2008. As at the nine months ended September 30, 2009, the Company had converted $650,000 of the aggregate principal of the Convertible Debentures by way of the issuance of 650,000 Common Shares.

(c)	Further Material Commitments

a)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $5,000Cdn per month for three years (renewed to May 1, 2010 at a rate of $10,000Cdn effective September 1, 2009). In the event of termination, without cause, 18 months of fees will be payable.

b)

The Company has entered into a temporary consulting agreement with Brokton International Ltd. (“Brokton”), a company controlled by its President, James Longshore. Brokton is to be paid $5,000 (USD/mo) for fiscal 2009.

c)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately $3,868 CAD per month.

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

The Company is party to a lawsuit for the sum of $121,336.66 (USD) filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. No liability has been recorded in connection with the lawsuit because the Company believes the debt had previously been discharged through the transfer of shares to the subcontractor in 2008; the Company plans to defend itself vigorously against the allegations.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting Company, as defined by Rule 12b-2 of the Exchange Act and, as such, the Company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2009.

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

Date: November 12, 2009	XTRA-GOLD RESOURCES CORP. (Registrant)

By	/s/ James Werth Longshore
James Werth Longshore Principal Executive Officer and Principal Financial Officer