Form 10-K
period 2009-12-31
XTRA-GOLD RESOURCES CORP
filed 2010-03-31
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

[  ] Yes  [√] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices of such common equity, as of June 30, 2009, was approximately $22,215,985 based on the closing price of the shares as of that date of $0.74 per share.

As of March 29, 2010, we had 33,400,586 issued and outstanding shares of common stock.

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

The following, in addition to the factors described elsewhere in this Report under “Risk Factors”, are among the factors that could cause actual results to differ materially from the forward-looking statements:

●	unexpected changes in business and economic conditions;
●	significant increases or decreases in gold prices;
●	changes in interest rates and currency exchange rates;
●	unanticipated grade changes;
●	changes in metallurgy;
●	access and availability of materials, equipment, supplies, labor and supervision, power and water;
●	determination of mineral resources and mineral reserves;
●	availability of drill rigs; changes in project parameters;
●	costs and timing of development of new mineral reserves; results of current and future exploration activities;
●	results of pending and future feasibility studies; joint venture relationships;
●	political or economic instability, either globally or in the countries in which we operate;
●	local and community impacts and issues;
●	timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; and
●	competitive factors, including competition for property acquisitions; and availability of capital at reasonable rates or at all.

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

Description of Business

We are engaged in the exploration of gold properties exclusively in the Republic of Ghana (“Ghana”), West Africa. Exploration means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced and typically includes the review of existing data, grid establishment, geological mapping, geophysical surveying, trenching and pitting to test the areas of anomalous soil samples and reverse circulation and/or diamond drilling to test targets followed by infill drilling, if successful, to define a resource and, perhaps ultimately, a reserve.

Our interests in our projects (collectively, the “Projects” and individually, the “Project”), are held by our Ghanaian subsidiaries, through prospecting licenses and mining leases granted by the Government of Ghana for licensed or leased areas respectively located within and upon concessions in Ghana. A concession is a grant of a tract of land made by a government or other controlling authority in exchange for an agreement that the land will be used for a specific purpose. We have the following six Projects all of which are in the exploration stage:

●

Kwabeng Project. Our interest in this Project is held by a mining lease. In January 2007, we commenced an early stage pre-production mining process whereby a sample area of ore was processed, the results of which assisted us in determining the best way and most profitable manner in which to mine the gold to be recovered from the mineralized material at our Kwabeng Project. The foregoing process was internally referred to by our company as a “Bulk Test”. We tested 32,906.70 bank cubic meters (“BCM”) of mineralized material at our Kwabeng Project that we processed through our floating placer gold washing processing plant (the “Wash Plant”) and recovered 608.50 ounces of gold. Following completion of the Bulk Test, our company made modifications to our Wash Plant. We recovered gold from the mineralized material at our Kwabeng Project since January 19, 2007. In October 2008, we temporarily suspended our operations at the Kwabeng Project while management of our company (“Management”) considered a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. As of December 31, 2009: (i) the total mineralized material that has been recovered from our Kwabeng Project is 361,791.66 BCM; (ii) we have recovered 8,814.82 fine ounces of gold from the mineralized material at our Kwabeng Project; and (iii) we have sold 8,814.82 fine ounces of gold for cash proceeds of $6,843,965. As of the date of this Report, with respect to any future recovery of gold operations at this Project, we plan to negotiate with independent Ghanaian contract miners and operators to assume such operations on fixed payment terms to our company (see “The Kwabeng Project – Future Exploration Activities”).

●

Pameng Project. Our interest in this Project is held by a mining lease. This Project is in the exploration stage. Since January 1, 2009, being the beginning of the fiscal year for which this Report is filed, we did not conduct any exploration activities on this Project. As of the date of this Report, we have not planned for any exploration activities during the next 12 months, however, we may consider doing so at a later date.

●

Banso Project. Our interest in this Project is held by a prospecting license. This Project is in the exploration stage. Since January 1, 2009, being the beginning of the fiscal year for which this Report is filed, we did not conduct any exploration activities on this Project. As of the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date.

●

Muoso Project. Our interest in this Project is held by a prospecting license. This Project is in the exploration stage. From December 1, 2009 to February 20, 2010, we conducted a trenching program totaling 546 linear-meters on this Project. As at the date of this Report: (i) we are currently in the process of compiling and interpreting the trench geological and analytical result data; and (ii) we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date.

●

Apapam Project. Our interest in this Project is held by a mining lease. This Project is in the exploration stage. Since January 1, 2009, being the beginning of the fiscal year for which this Report is filed, we have completed a reverse circulation (“RC”) drill program of 50 holes totaling 4,715 meters from July 14 to September 26, 2009 (see “Phase II Drill Program – Apapam Project” for the results of this program). As of the date of this Report: (i) we have engaged SEMS Exploration Services (‘SEMS”) to prepare an independent technical report consistent with the Canadian Securities Administrators National Instrument 43-101 – Standards of Disclosure for Mineral Projects, Form 43-101F1 – Technical Report and Companion Policy 43-101 CP (“NI 43-101”) on this Project (see “The Apapam Project – Work in Progress”); (ii) we have engaged SRK Consulting (Canada) Inc. (“SRK”) to conduct a detailed structural study of our Kibi Gold Trend located on this Project (see “The Apapam Project – Work in Progress”); and (iii) we have planned a Phase III drilling program (the “Phase III Drill Program”) to be commenced during the next 12 months (see “The Apapam Project – 2010 Phase III Drill Program – Kibi Gold Trend”.

●

Edum Banso Project. We have an option to acquire the interest in this Project which is held by a prospecting license. This Project is in the exploration stage. Since January 1, 2009, being the beginning of the fiscal year for which this Report is filed, we did not conduct any exploration activities on this Project. As of the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date.

To a much lesser extent, we currently hold, through our wholly-owned subsidiary, Xtra Oil & Gas Ltd. (“XOG”), an 18.9% interest in a petroleum and natural gas lease located in Alberta, Canada which we acquired in April 2008. During the next 12 months, we plan to consider the potential divestiture of our interest.

As of the date of this Report, we have received cash proceeds of $391,414 derived from the recovery of gold during the Bulk Test, have subsequently derived cash proceeds of $6,452,551 from the recovery of gold from the mineralized material at our Kwabeng Project since April 24, 2007, have achieved losses since inception, have minimal operations, and currently rely upon the sale of our securities to fund our operations.

During the next 12 months, we plan to focus our efforts primarily on exploration activities at our Apapam Project, in particular, conducting the Phase III Drill Program of our Kibi Gold Trend, to develop this Project. The estimated cost for our planned Phase III Drill Program is approximately $1,000,000. Our general and administrative costs will be approximately $1,000,000 (which includes approximately $500,000 in non-cash expenses) for the next 12 months. Based on approved expenditures in our corporate operating budget for the next 12 months, we anticipate spending a minimum of approximately $2,000,000, however, we would not expend this amount unless we are successful in raising additional capital for such purposes. Upon completion of our planned exploration program at our Apapam Project, in particular, the Phase III Drill Program, we plan to spend an additional $5,000,000 in drilling expenditures in the Kibi Gold Trend to identify a potential resource. This $5,000,000 drilling program cannot be completed unless our company is successful in raising additional capital. At December 31, 2009, we had working capital of approximately $2,119,159, comprised of current assets of $2,602,232 less current liabilities of $483,073. Our current assets were comprised mostly of $622,670 in cash and cash equivalents, a deposit for equipment to be purchased of $151,506 and $1,781,594 in trading securities.

Corporate History

Xtra-Gold Resources Corp. (“we” or the “company”) was incorporated under the laws of the State of Nevada on September 1, 1998 under the name Silverwing Systems Corporation (“Silverwing”) with an authorized capital consisting of 25,000,000 shares of common stock at a par value of $.001 per share. From the incorporation of Silverwing until March 14, 1999, we were inactive. Thereafter until June 1999, we were involved in the negotiation and closing of the acquisition of a business opportunity described below.

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

Location

As at the date of this Report, our corporate office is located at 360 Bay Street, Suite 301, Toronto, Ontario, Canada, M5H 2V6, and our telephone number there is (416) 366-4227. We use this office as our mailing address, to maintain our corporate records and to perform limited administrative functions. We maintain a technical and administrative office at our field camp (the “Field Camp”) located at 2 Masalakye Street, in the town of Kwabeng, Ghana. References in this Report to “Xtra-Gold”, “company”, “we”, “us” and “our” are to Xtra-Gold Resources Corp., a Nevada corporation, and our wholly owned subsidiaries, Xtra Energy, XOG; XGEL, XOG Ghana and our 90% owned subsidiary, XG Mining.

Employees

As at the date of this Report, our company has no salaried employees. Our President devotes approximately 90% of his time to our company. Our Vice-President, Exploration devotes approximately 90% of his time in consulting services to our company. We further engage the consulting services of our Vice-President, Ghana Operations and our Vice-President, Community Relations for our Ghanaian subsidiaries, both of whom devote a variable percentage of their time in consulting services to our company on an “as needed” basis. We also engage our Secretary and Treasurer with respect to corporate and administrative services who devotes a variable percentage of his time in consulting services to our company on an “as needed” basis.

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

All of our Projects are in the exploration stage. Our exploration efforts are subject to risks which are beyond our control, including:

●

mineral exploration involves a high degree of risk and few properties which are explored are ever developed into producing mines and our exploration efforts may never result in the discovery of commercial bodies of mineralization;

●	the identification of potential gold mineralization based on surface analysis;

●	the availability of prospective land;

●	the availability of government granted reconnaissance and exploration licenses;

●	the availability of financial resources to fund our exploration and development activities;

●

we may experience delays in obtaining, or be unable to obtain, the necessary approvals, licenses, permits or surface land and easement rights necessary to develop our Projects which could delay or prevent us from continuing our exploration and development efforts; and

●

illicit mining on one or more of our Projects by artisanal miners could result in environmental damage and surface depletion of mineral deposits making the future mining of those deposits not economically feasible.

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE EXPLORATION ACTIVITIES AT ALL OF OUR PROJECTS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

We estimate that the cost for the exploration programs at all of our Projects will be an aggregate of approximately $1,000,000, in particular, for conducting the Phase III Drill Program of our Kibi Gold Trend located on our Apapam Project and our general and administrative costs will be approximately $1,000,000 (which includes approximately $500,000 in non-cash expenses) for the next 12 months. Based on approved expenditures in our corporate operating budget for 2010, we anticipate spending a minimum of approximately $2,000,000 over the next 12 months, however, we would not expend this amount unless we are able to raise additional capital for such purposes. Our future capital requirements depend on a number of factors, including our ability to raise additional capital, manage our business and control our expenses. As described elsewhere in this Report, at December 31, 2009, we had working capital of approximately $2,119,159, comprised of current assets of $2,602,232, mostly $622,670 in cash and cash equivalents, $151,506 for a deposit on equipment to be purchased and $1,781,594 in trading securities, less current liabilities of $483,073. We are exploring various financing alternatives to meet our projected costs and expenses. We cannot assure you that we will be able to obtain the necessary financing for our Projects on favorable terms or at all. Additionally, if the actual costs to execute our business plan are significantly higher than we expect, we may not have sufficient funds to cover these costs and we may not be able to obtain other sources of financing. The failure to obtain all necessary financing would prevent us from executing our business plan and would impede our ability to sustain operations or become profitable, and we could be forced to cease our operations.

ALL OF OUR PROJECTS ARE IN THE EXPLORATION STAGE AND MAY NOT RESULT IN THE DISCOVERY OF COMMERCIAL BODIES OF MINERALIZATION WHICH WOULD RESULT IN OUR DISCONTINUING THAT PROJECT. SUBSTANTIAL EXPENDITURES ARE REQUIRED TO DETERMINE IF A PROJECT HAS ECONOMICALLY MINEABLE MINERALIZATION.

All of our Projects are in the exploration stage. Mineral exploration involves a high degree of risk and few properties which are explored are developed into producing mines. The exploration efforts on our Projects may not result in the discovery of commercial bodies of mineralization which would require us to discontinue that project. Substantial expenditures are required to determine if a project has economically mineable mineralization. It could take several years to establish proven and probable mineral reserves. Due to these uncertainties, we cannot assure you that current and future exploration programs will result in the discovery of mineral resources or reserves.

OPERATIONS AT OUR APAPAM PROJECT COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO OBTAIN FROM THE GOVERNMENT AUTHORITIES A GRANT OF OUR GROUND APPLICATION TO AN EXTENSION OF THE CONCESSION AREA TO COVER CERTAIN DRILL INTERCEPTS AT THIS PROJECT.

We have recently made an application to the Ghana Minerals Commission (“Min Com”) to grant us a ground extension of 1.66 square kilometers (“sq km”) the land covered by our mining lease for our Apapam Project to include certain Zone 3 drill intercepts (see “The Apapam Project – 2009 Phase II Drill Program Results”). There is no assurance that we will ever receive the grant to the ground extension from Min Com which could potentially have an adverse effect on our operations at this Project.

THE DEVELOPMENT OF ALL OF OUR PROJECTS MAY BE DELAYED DUE TO DELAYS IN RECEIVING REGULATORY PERMITS AND APPROVALS, WHICH COULD IMPEDE OUR ABILITY TO DEVELOP OUR PROJECTS WHICH, ABSENT RAISING ADDITIONAL CAPITAL, COULD CAUSE US TO CURTAIL OR DISCONTINUE DEVELOPMENT, IF ANY.

We may experience delays in developing our Projects. The timing of development at our Projects depends on many factors, some of which are beyond our control, including the:

●	timely issuance of permits; and

●

acquisition of surface land and easement rights required to develop and operate our Projects, particularly if we are required to acquire surface land through expropriation in connection with our mineral concessions.

These delays could increase development costs at our Projects, affect project economic viability, or prevent us from completing the development of our Projects.

WE MAY NOT BE ABLE TO OBTAIN, RENEW OR CONTINUE TO COMPLY WITH ALL OF THE PERMITS NECESSARY TO DEVELOP EACH OF OUR PROJECTS WHICH WOULD FORCE US TO DISCONTINUE DEVELOPMENT, IF ANY, ON THAT PROJECT.

Pursuant to Ghanaian law, we must obtain various approvals, licenses or permits in connection with the development, if any, of our Projects in connection with environmental protection and the use of water resources. In addition to requiring permits for the development of our mineral concessions located at each of our Projects, we may need to obtain other permits and approvals during the life of these Projects. Obtaining, renewing and continuing to comply with the necessary governmental permits and approvals can be a complex and time-consuming process. The failure to obtain or renew the necessary permits or licenses or continue to meet their requirements could delay future development and could increase our costs related to such activities.

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

OUR ACTIVITIES ARE SUBJECT TO ENVIRONMENTAL LAWS AND REGULATIONS THAT MAY INCREASE OUR COSTS OF DOING BUSINESS AND MAY RESTRICT OUR OPERATIONS.

All of our exploration activities in Ghana are subject to regulation by governmental agencies under various environmental laws. To the extent we conduct exploration activities or undertake new exploration or future mining activities in other foreign countries, we will also be subject to environmental laws and regulations in those jurisdictions. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Environmental legislation in many countries is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays and may cause material changes or delays in our intended activities. We cannot assure you that future changes in environmental regulations will not adversely affect our business, and it is possible that future changes in these laws or regulations could have a significant adverse impact on some portion of our business, causing us to re-evaluate those activities at that time.

In addition, we may be exposed to potential environmental impacts during any full scale mining operation. At such time of commencement of full scale mining, if ever, we plan to negotiate posting of a reclamation bond to quantify the reclamation costs. We anticipate that the dollar amount of reserves established for exposure to environmental liabilities is $150,000, as estimated by the EPA, however, we are currently unable to predict the ultimate cost of compliance or the extent of liability risks.

OUR ACTIVITIES ARE AND WILL BE SUBJECT TO COMPLEX LAWS, SIGNIFICANT GOVERNMENT REGULATIONS AND ACCOUNTING STANDARDS THAT MAY DELAY OR PREVENT OPERATIONS AT OUR PROJECTS AND CAN ADVERSELY AFFECT OUR OPERATING COSTS, THE TIMING OF OUR OPERATIONS, OUR ABILITY TO OPERATE AND OUR FINANCIAL RESULTS.

Our business, exploration activities and any future development activities and mining operations are and will be subject to extensive Ghanaian, United States and other foreign, federal, state, territorial and local laws and regulations and also exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect our operating and future development costs, the timing of our operations, our ability to operate and our financial results. These laws and regulations governing various matters include:

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

WE DEPEND ON THE CONTINUED SERVICES OF OUR VICE-PRESIDENT, EXPLORATION. THE LOSS AND FAILURE TO REPLACE HIM MAY DAMAGE OUR OPERATIONS AND MAY DELAY OUR EXPLORATION ACTIVITIES AND OUR ABILITY TO COMMENCE DEVELOPMENT IN FUTURE PERIODS.

Our future success depends upon the continued services of our geological team, , in particular, our Vice-President, Exploration. The exploration experience of this individual with respect to the geological knowledge and experience that is fundamental to our business operations is unique and if we were to lose his services, we may encounter difficulty in replacing him. If we were unable to replace our Vice-President, Exploration in a timely manner, it may lead to our having to delay our exploration or future development activities, if any. In this event, any trading market for our securities and your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company. We do not maintain key person insurance on this individual.

WE MAY EXPERIENCE DIFFICULTY IN ENGAGING THE SERVICES OF QUALIFIED PERSONNEL IN CONNECTION WITH OUR TECHNICAL OPERATIONS AT OUR PROJECTS.

In the event of the loss of any of our key technical personnel at any of our Projects, we may have difficulty finding qualified replacements. Our inability to hire and retain the services of qualified persons for these positions in a timely manner could impede our exploration activities at any of our Projects which would have a material adverse effect on our ability to conduct our business.

IF WE DO NOT OBTAIN NEW FINANCINGS, THE AMOUNT OF FUNDS AVAILABLE TO US TO PURSUE OUR EXPLORATION ACTIVITIES AT OUR APAPAM PROJECT AND TO PURSUE FURTHER EXPLORATION OF OUR OTHER MINERAL PROPERTIES WILL BE REDUCED AND OUR PLAN OF OPERATIONS MAY BE ADVERSELY AFFECTED.

We have relied on recent private placement financings in order to fund exploration programs including our drilling programs at our Apapam Project. We will continue to require additional financing to complete our plan of operations including our Phase III Drill Program at our Apapam Project and to carry out any exploration activities on our other mineral Projects. Any impairment in our ability to raise additional funds through financings would reduce the available funds for our planned Phase III Drill Program at our Apapam Project, with the result that our plan of operations may be adversely affected.

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

WE HAVE VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, HOWEVER, IN THE ABSENCE OF IMPLEMENTING ALL MEASURES REQUIRED BY A NATIONAL SECURITIES EXCHANGE, OUR STOCKHOLDERS MAY HAVE REDUCED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND OTHER MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Other measures have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market (‘NASDAQ”), on which their securities are listed. Among the corporate governance measures rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. As our stock is not listed on a national securities exchange, we are not required to adopt these corporate governance standards. However, in November 2009, our board of directors (“Board”) voluntarily established Audit, Compensation and Nominating and Corporate Governance Committees and we have adopted many of the corporate governance measures which we would otherwise be required to adopt if our securities were listed on a national securities exchange. It is possible that if we were to adopt all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current corporate governance measures in formulating their investment decisions.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC BULLETIN BOARD (“OTCBB”) AND TRADING IN THE SHARES IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTCBB, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN LIMIT OR MAKE TRADING AND LIQUIDITY IN OUR STOCK MORE DIFFICULT TO EFFECTUATE.

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

WE ARE SUBJECT TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL POSITION.

Our primary currency for operations is the United States dollar and, to a lesser extent, the “Cedi”, the Ghanaian currency. We maintain most of our working capital in United States dollars. Our investment portfolio is primarily denominated in Canadian dollars. We convert our United States funds to foreign currencies as certain payment obligations become due. Accordingly, we are subject to fluctuations in the rates of currency exchange between the United States dollar and these foreign currencies and these fluctuations, which are beyond our control, could materially affect our financial position and results of operations. A significant portion of the operating costs of our Projects are in Cedi. We obtain services and materials and supplies from providers in West Africa. The costs of goods and services could increase or decrease due to changes in the value of the United States dollar or the Cedi or other currencies. Consequently, exploration and development of our Projects could be more costly than anticipated.

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

We currently conduct limited administrative activities from our corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario, Canada, M5H 2V6, where we have leased 1,163 square feet for a 66 month term commencing on May 1, 2007, at approximately $3,405 (CAD$3,868) per month.

As of the date of this Report, our technical and administrative activities are conducted at our Field Camp located in Kwabeng, Ghana. We do not pay any rent as we own the Field Camp. Our technical and administrative activities were also previously conducted from an office located at House No. 15, Ade-Coker Road, East Legon, Accra, Ghana. As of February 2009, we terminated the lease for these premises as a cost-saving measure.

Map of Properties and Operations

The map, on the following page, shows the locations of our Kwabeng, Pameng, Apapam, Banso and Muoso and Edum Banso Projects all of which are described in further detail in this Report.

LOCATION OF XTRA-GOLD MINING LIMITED CONCESSIONS
REGIONAL MAP OF GHANA
XTRA GOLD EASTERN REGION CONCESSIONS
VOLTA LAKE
Bonkrom
Kwelada
Odumasua
Ekyamenturom
To Kumasi
Mpraeso
Nkwakaw
Dominase
Asunafo
Begoro
Muoso
Anyinam
MUOSO
Field Camp
Osino
KWABENG
Kwabeng
Abomoso
New Abirem
Asiakwa
Asuom
BANSO
PAMENG
Pramkese
APAPAM
Apapam
Kibi
KOFORIDUA
Kade
Suhum
EASTERN REGION
Asamase
Somanya
Akim Oda
Kraboa Coaltar
Donyum
Asamankese
Achiase
Nsawam
Amasaman
Tema Harbour
ACCRA
GULF OF GUINEA
N
W
E
S
20 Kms
LEGEND - EASTERN REGION
Capital city
Regional Capital
Major Towns
Field Camp
Accra-Kumasi Trunk Road
Paved roads
Rivers and streams
Mining Concession
Exploration Concession
7°15'
7°00'
6°45'
6°30'
6°15'
6°00'
5°45'
5°30'
5°15'
1°00'
0°45'
0°30'
0°15'
0°00'

Description of Properties

Except for our Apapam Project, each of our other mineral exploration projects; namely our Kwabeng, Project, our Banso and Muoso Project, our Edum Banso Project and our Pameng Project are currently at an early stage of evaluation and no mineralized material or reserve estimates have been made at any of our Projects. As of the date of this Report, except for our planned Phase III Drill Program of our Kibi Gold Trend located on our Apapam Project, there is no exploration activities currently being conducted on our other Projects or have any such activities been planned for the next 12 months, however, we may consider doing so at a later date. Prior to January 1, 2009, being the commencement of the fiscal year covered by this Report, we had completed preliminary lode gold exploration programs at our Banso and Muoso, Apapam and Edum Banso Projects and their respective results are noted hereunder. Except for our recovery of gold operations at our Kwabeng Project, we have not receovered or produced any gold at our Apapam, Pameng, Banso and Muoso and Edum Banso Projects.

Three concessions totaling 118.92 sq km; namely our Kwabeng Project, Pameng Project and our Apapam Project, which is located to the south of our Kwabeng and Pameng Projects, are contiguous to our Banso and Muoso Project.

Kwabeng and Pameng Projects

Access and Location

Access to our Kwabeng Project can be gained by driving northwest from the City of Accra on the Accra-Kumasi Trunk Road, which is the main paved national highway, for approximately 110 km until arrival at Anyinam. Make a left hand turn at the road sign that reads “Kwabeng” in the middle of the Town of Anyinam and drive southwest approximately 10 km until arrival at a sign reading “Xtra-Gold Mining” before reaching the town of Kwabeng.

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

Historical Work

These two Projects have had very little exploration for lode source gold deposits; however, there has been detailed exploration for placer gold deposits. The Kwabeng, Pameng and Apapam Projects contain approximately 12,583,000 BCM with an average grade of 0.568 grams of gold/BCM. In addition to the mineralized material, there is potential to define reserves with further exploration.

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

Field Camp at Kwabeng Project

In addition to the three mining leases, XG Mining owns the Wash Plant and the Field Camp which is a functional living compound for mining personnel and is also comprised of offices and facilities for stores, engineering and exploration activities. Our Wash Plant and our Field Camp are located on the property included in our Kwabeng concession, close to the town of Kwabeng.

Former Ownership

In the early 1990’s, the former mining lessee invested approximately $24,000,000 to open and operate a mine at the Kwabeng concession. The mining operation lasted for 15 months and 16,800 ounces of gold was produced before the mine was shut down due to a poor gold price, mining methodology and a lack of funds to continue mining operations.

Bulk Test

We completed the Bulk Test of the mineralized material located at our Kwabeng Project on March 25, 2007. During the Bulk Test, we collected, processed, analyzed and sold the gold recovered from the Bulk Test. We obtained the necessary approvals and permits from the Ghanaian government authorities prior to commencing the Bulk Test.

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

Recovery and Sale of Gold

As of December 31, 2009, we have sold an aggregate of 8,814.82 ounces of gold recovered from the mineralized material at our Kwabeng Project. We do not have an exclusive agreement with any company or entity to buy the gold that we recover.

Resumption of Recovery of Gold Operations

We do not plan to resume recovery of gold operations at our Kwabeng Project. As stated elsewhere in this Report, we plan to focus our efforts and our financial resources primarily on planned exploration activities of the Kibi Gold Trend located on our Apapam Project, in particular, we have planned the Phase III Drill Program at this Project (see “The Apapam Project – Future Exploration Activities”). With respect to any mineralized material at our Kwabeng Project, we plan to enter into negotiations with independent Ghanaian contract miners and operators to assume such operations at this Project on fixed payment terms to our company. Also, the current gold price (approximately $1,100 per ounce) is significantly greater compared to the gold price during the previous mining effort by the former operator of this Project (approximately $300 per ounce). On the basis of an annual recovery of gold of approximately 360,000 BCM, we anticipate that recovery of gold operations could be sustained for 20 years, however, this will depend upon numerous factors including the grade and commercial recoverability of the mineralized material and the selling gold price at the relevant time.

Ancillary Operations

Kwabeng Field Camp

Our company already possesses our fully operational and well maintained Field Camp comprised of an administrative office, living quarters and workshop facilities located on our Kwabeng concession which is accessible by paved road located approximately 2 hours drive from the capital city of Accra. Our Field Camp is the base of operations for the majority of our administrative activities and all of our exploration activities. All of our senior staff is accommodated in the Field Camp with our junior staff located in the surrounding towns and villages. XG Mining has rehabilitated the Field Camp which included installation of a communication system for Internet access, electronic mail, telephone and facsimile service and minor construction repairs. Our Field Camp is within cell phone coverage and is supplied with electricity from the national power grid, which lines run along the road accessing our Field Camp.

Fuel and Spare Parts Supply

We deliver fuel from Accra by tanker and discharge the fuel into and store the fuel in the fuel tank facility located within our Field Camp. We purchase spare parts for all of our equipment either locally or from suppliers overseas and store such parts in the secure spare parts warehouse located at our Field Camp.

Workspace

There is adequate office space at our Field Camp to accommodate our administrative, geology, surveying, equipment maintenance and other departments, as well as their technical support and our laborers.

Equipment Purchases

During 2009, we purchased a new excavator to carry out trenching and drill pad activities.

Equipment Maintenance

Any maintenance of our excavator, or other equipment which we may own, will be carried out in the workshops located within our Field Camp.

Capital Expenditures

We do not anticipate any capital expenditures in the next 12 months in connection with recovery of gold operations as we have not planned to conduct such operations during this period. As stated elsewhere in this Report, we plan to negotiate with independent Ghanaian contract miners and operators to resume such operations.

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

Our Banso and Muoso Project is at an early stage of evaluation and no mineralized material or reserve estimates have been made. Prior to the period covered by this Report, we had completed preliminary lode gold exploration programs including grid establishment, soil sampling, prospecting/geological mapping, pitting/trenching and geophysics, aimed at identifying lode gold (hardrock) mineral occurrences at our Banso and Muoso Project, the results of which are noted hereunder. From December 1, 2009 to February 20, 2010, we conducted a 546 linear-meters trenching program at our Muoso Project. Details of the trenching program are noted below under “Ankaase Trench 2009 Trenching Program”.

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

Banso and Muoso Prospecting License

Our wholly-owned subsidiary, XGEL entered into a prospecting license with the Government of Ghana on September 24, 2001 covering a licensed area of 107.32 sq km (the “Banso and Muoso Licensed Area”). The current term of the prospecting license has been extended to December 21, 2010 on approval by Min Com. A further application for renewal of the prospecting license, requires our submission of (i) a comprehensive terminal report, including logs of pits and assay results; (ii) a detailed financial report; (iii) a site plan indicating the areas to be retained and those to be shed off; (iv) evidence of annual ground rent payments; and (v) an environmental permit from the EPA. Under the prospecting license, we have been granted the right and license by the Government of Ghana to conduct geological and geophysical investigations in the licensed area to determine adequate quantity of geologically proven and mineable reserve of gold and diamonds (directly or through agents, contractors or sub-contractors). The terms and conditions of the prospecting license include, among other things, our requirement to (i) conduct a preliminary pitting program (Phase I); (ii) conduct a reserve definition program (Phase II); and (iii) prepare an engineering/feasibility report (Phase III); (iv) provide an annual report in prescribed form within 60 days after each calendar year to various mining regulatory bodies and government authorities (collectively, the “Authorities”). We have the right to (i) assign or mortgage our interest in the prospecting license, subject to obtaining the consent of the Government of Ghana who may impose certain conditions in connection therewith; (ii) surrender our interest in the prospecting license; and (iii) renew the term of the prospecting license for a license for a period of two years or such other renewal period may be granted in accordance with applicable mining laws of Ghana. The Government of Ghana has the right to terminate the prospecting license in the event we (i) fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of the prospecting license; (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government of Ghana. In any of the foregoing events, we have 21 days in which to remedy any of these occurrences. If upon expiration of prospecting license, we have fulfilled our obligations and have established to the Government of Ghana that development of a mine from ore reserves established within the licensed area is economical and financially feasible, the Government of Ghana shall grant us with first option to (i) acquire a lease for purposes of mining in the licensed area of the Banso and Muoso Project; and ii) participate in a mining project in the licensed area, subject to negotiation with the Government of Ghana of satisfactory terms for such license and participation.

Regional Exploration Program

On July 4, 2004, we commenced the first exploration stage on these concessions with fieldwork ending on August 23, 2004. We contracted with CME & Company (“CME”) to conduct the exploration program. Fieldwork included stream sediment sampling, line cutting, GPS surveying of the grid and soil sampling. Acquisition and interpretation of airborne geophysical data and satellite imagery was also undertaken.

Results

Results from the first phase of exploration evidenced a bedrock gold source within both the Banso and Muoso concessions. Silt sampling indicated significant gold values, with soil sampling showing several significant anomalous zones. The gold-in-soil anomalies appear to correlate with an interpreted contact between the Birimian volcanoclastics and metasediments.

Further Exploration Work

On April 27, 2005, we further contracted with CME to conduct a second stage exploration program at our Banso and Muoso Project located at the Banso and Muoso concessions. The work program included detailed grid establishment and soil sampling, ground magnetometer surveying, updating the geodatabase and recommendations for future work. The purpose of this program was to determine areas of gold mineralization at the Banso and Muoso concessions that can be followed up with induced polarization (“IP”) surveys, trenching and diamond drilling.

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

The soil sampling program encompassed a combined semi-detailed (200m) and detailed (100m) soil sampling grid (67.4 km) covering the eastern 5.5 km portion of the Muoso concession. Grid placement was designed to cover the Birimian volcanic-sediment contact and an inferred NE - trending regional structure; which we believe represent highly favorable environments for the hosting of lode gold deposits throughout Ghana.

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

Soil sampling from the program extended the grid to the east and identified significant geochemical anomalies over this portion of the concession. Values greater than the threshold value (mean + 2 standard deviations) of 0.10 ppm gold are considered to be anomalous. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb). 152 samples (11%) out of the 1,438 samples submitted for gold analyses yielded values greater than the 0.10 ppm gold threshold value; including 53 samples (4%) returning values greater than 0.20 ppm gold. Contouring of the gold in soil results suggests an “S-fold” geochemical anomaly (> 0.10 ppm Au) in the very eastern part of the concession.

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

Ankaase Trend 2008 Trenching Program

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

Ankaase Trend 2009-2010 Trenching Program

The 2009-2010 trenching program encompassed 12 hand dug trenches, ranging from 30 meters to 68 meters in length and from 1.2 meters to 3.5 meters in depth, and totaling 546.0 linear meters. This trenching program commenced on December 1, 2009 and was completed on February 20, 2010. By the end of 2009, five trenches totaling approximately 208.0 meters had been excavated and channel sampled. The reconnaissance follow-up trenching was designed to better define the structural controls of the mineralization identified during the initial 2008 scout trenching program. As at the date of this Report, we are currently in the process of compiling and interpreting the trench geological and analytical result data.

Future Exploration Activities

While we have not planned any exploration activities during the next 12 months, additional trenching and geophysics may be planned to better define the structural controls of the known mineralization and to test the northern half (approximately 1,700 meters) of the Ankaase Trend.

Resources

No ore resources have been identified on our Banso and Muoso Projects.

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

Phase I fieldwork consisted of the following:

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

In order to obtain an independent assessment of the 2007 Xtra-Gold trenching results, a 43-101 compliant data verification program was undertaken by CME Consultants Inc. CI, a division of CME, from December 3 to 7, 2007. The program involved the resampling of selected trenches which yielded exploration-significant gold mineralization intervals. CMECI is a Canada-based geological consultancy with over 15 years of project management experience in Ghana. The Apapam data validation program was implemented under the direct supervision of a professional geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia. The trenching program results noted hereunder correspond to the results returned by the independent CMECI data verification program.

Trenching; Methodology / Targets

A total of 21 trenches ranging from 2 meters to 224 meters in length were excavated by Xtra-Gold personnel within the north-western portion of the Apapam concession during the 2007 reconnaissance trenching program. A total of 542 channel samples (2 meters) were collected from the 21 trenches totaling 1,090 linear-meters. Trenches were manually excavated by pickaxes and shovels to a typical width of 1 meter and an average depth of 3 meters, with some sections of the trenches reaching 4.0 meters in depth. Trenching typically extended down to the saprolite horizon but locally the saprolite could not be reached due to safety concerns. Trench specifications are presented in Table 1 below.

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

(ii)	Trenching Results / CMECI Data Verification Program

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

The independent data verification program undertaken by CMECI from December 3 to 7, 2007 encompassed the complete resampling of the exploration-significant intervals (= 1.0 ppm Au) from the four (4) above noted trenches. The CMECI resampling included 116 channel samples totaling 115.41 linear meters. Sampling consisted of a horizontal channel cut along the sidewall of the trench, approximately 0.2 meters above the trench floor. Sampling was typically established at one meter intervals, with sample lengths locally adjusted to accommodate geological features.

Forty-six (46) out of the 116 channel samples (39.5%) collected by CMECI returned values greater than 1.0 ppm gold. Exploration - significant gold intervals (= 1 ppm Au) from the independent data validation program are presented in Table 2. Note that all the weighted average grade intervals represent trench lengths and are not necessarily indicative of the true widths of the mineralization. Calculation of true widths within trenches can be difficult, as not all geological features are properly exposed. In addition, these mineralized intervals currently represent isolated features for which no strike extension can be measured due to the relatively long distances between the trenches; additional infill soil sampling and trenching is required to define the actual strike length of the mineralization.

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

An extensive soil geochemistry survey covering approximately 47 line-kilometers (1,827 samples) was implemented in early 2008 to further define the extensive Kibi gold-in-soil trend. The entire Apapam grid was also covered by IP / Resistivity (62 km) and ground magnetometer (79 km) surveys to help map the extent of the granitoid bodies spatially associated with the gold occurrences, and to provide information on the strike extent and attitude of the mineralized structures.

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

IP / Resistivity and Magnetometer Surveys

An IP / Resistivity survey covering the entire 5.5 km extent of the Kibi gold-in-soil trend was conducted to help define drill targets for the Phase I drill program. The 61.9 line-kilometer IP / Resistivity (Time Domain) survey, covering the entire extent of the Kibi gold-in-soil trend at 200 meter spacing, with some 100 meter detail sections centred on known gold showings, was conducted using a Pole-Dipole Array with a dipole length of 50 meters and dipole separations of n = 1 to 6. This survey design should yield an approximate depth of investigation of about 175 to 200 meters at n=6.

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

Trenching exposed widespread occurrences of classical granitoid-hosted gold mineralization in Zone 2 and 3. Mineralization is hosted by swarms of granitoid bodies interpreted to be emplaced along splay structures off an inferred NE-trending regional structure. The broadly spaced trenching encountered significant granitoid-hosted gold mineralization, over trench lengths ranging from 10 meters to 45 meters, spread out over approximately 975 meter and 500 meter E-W distances in Zone 2 and 3, respectively. In addition several granitoid occurrences yielded lower grade but still exploration significant anomalous gold values. Significant gold intercepts from the 2008 trenching program, as well as significant intercepts from the 2007 Zone 2 trenching, are presented in Table 3 below. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

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

Table 3: Significant Trench Intersections – Kibi Gold Trend (Length Weighted Average Grades)

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

(3)	Apparent Width: Estimated to represent a true width of ~ 25 meters based on flat lying nature of the quartz veining

Phase I Drill Program – Kibi Gold Trend

The Apapam scout drilling program (the “Phase I Drill Program”) encompassed 18 diamond drill holes (NQ2 core), ranging from 60 meters to 320.5 meters in length, and totaling 3,001 linear meters. This reconnaissance drilling was designed to test the depth continuity of gold mineralization discovered in trenches excavated on Zone 2 and Zone 1 of the Kibi Gold Trend; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four (4) extensive, higher grade zones ranging from approximately 800 meters by 75-300 meters to 1,000 meters by 100-500 meters in area. The diamond drilling program was implemented from August 30 to October 28, 2008 by Burwash Drilling of Cobble Hill, British Columbia, Canada.

This initial reconnaissance drilling program yielded very encouraging results and demonstrated that the granitoid-hosted gold mineralization occurrences intersected along the Kibi gold-in-soil trend offers potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth.

The first 15 holes of the program targeted gold mineralization discovered in four (4) trenches, TKB005, TKB004, TKB006, and TKB009-010, spread out over an approximately 975 meter E-W distance on the Zone 2 gold-in-soil anomaly. Thirteen (13) out of the 15 holes on Zone 2 yielded significant gold intercepts, including 10 holes intersecting significant granitoid-hosted gold mineralization over 7 meter to 45 meter core lengths. Significant gold intercepts are presented in Table 4 below. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

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

Limited drilling to date traced the granitoid-hosted gold mineralization over a 200 meter strike length and to a vertical depth of 100 meters at the Trench TKB004 Zone, including gold intercepts of: 2.11 ppm gold over 25.4 meters; 0.87 ppm gold over 15 meters and 1.28 ppm gold over 33 meters; 2.24 ppm gold over 16 meters; and 2.78 ppm gold over 15 meters in holes KBD08012, KBD08013, KBD08014, and KBD08015, respectively. Similarly, mineralization at the Trench TKB005 Zone was traced over an approximately 135 meter strike length and to a vertical depth of 76 meters in holes KBD08003 and KBD08004 and KBD08010 and KBD08011, including significant intercepts of 8.49 ppm gold over 12 meters and 4.83 ppm gold over 7 meters in holes KBD08004 and KBD08010, respectively.

Limited Zone 1 scout drilling (3 holes) intersected a typical “Ashanti” style shear zone setting developed proximal to a metavolcanic-metasediment contact with a spatially associated granitoid body. Hole KBD08017 yielded intermittent, exploration significant, anomalous gold values over a 60 meter core length, including encouraging intercepts of 1.43 ppm gold over 13.5 meters, 1.04 ppm gold over 6 meters, and 1.02 ppm gold over 8 meters. In addition, Trench TKB012 excavated on a gold-in-soil anomaly, located approximately 100 meters west of hole KBD08017, returned a channel sample intercept of 2.51 ppm gold over a 4 meter trench length.

Recommended work to further advance our Project includes: (a) additional mechanical trenching to further define the geological / structural nature and extent of the granitoid-host gold mineralization in Zone 2 and 3; and (b) a 5,000 m combined reverse circulation / diamond drilling program. The estimated cost of the follow-up exploration program is approximately $800,000.

Table 4: Significant Drill Intercepts – Kibi Gold Trend Project (Length Weighted Average Grades)

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

Phase II Drill Program – Kibi Gold Trend

The Phase II drill program (the “Phase II Drill Program”) at our Apapam Project encompassed 50 RC holes, ranging from 40 meters to 150 meters in length, and totalling 4,715 linear meters including 27 holes for 2,478 meters on Zone 2 and 23 holes totaling 2,237 meters on Zone 3. Fifteen initial RC holes targeted the Trench TKB005 and Trench TKB004 gold zones located at the southeast extremity of Zone 2 of the Kibi Gold Trend; an over 5.5 km long, northeast trending, anomalous gold-in-soil trend characterized by four extensive higher grade zones ranging from approximately 800 meters by 75 to 300 meters to 1,000 meters by 100 to 500 meters in area. The Phase II Drill Program was designed to: (i) test the dip and strike extensions of the four gold target zones identified in Zone 2 during the Phase I Drill Program; (ii) assess the depth continuity of gold mineralization discovered in trenches excavated in Zone 3, an approximately 1,000 meter by 100 to 500 meter gold-in-soil anomaly located approximately 700 meters southwest of the Zone 2 drilling conducted under the Phase I Drill Program in 2008; and (iii) test IP / Resistivity anomalies spatially associated with the Kibi gold-in-soil trend. The Phase II Drill Program was designed to build upon the 2008 Phase I diamond drill results and to continue to demonstrate that the widespread, classical granitoid-hosted gold mineralization developed along the Kibi Gold Trend offers potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth. The Phase II Drill Program was implemented from July 14, 2009 to September 26, 2009 by BLY Ghana Ltd., a subsidiary of Boart Longyear.

Drilling Results from Trenches TKB005 and TKB004 Zones (15 Holes) - Zone 2 - Kibi Gold Trend Project

Eleven out of the initial 15 of the 27 RC holes on Zone 2 yielded significant gold intercepts, with all mineralized intercepts consisting of granitoid-hosted gold mineralization spanning from one meter to 78 meters in core length. Mineralization identified to date by trenching and drilling on Zone 2 appears to be hosted by a series of sill-like granitoid bodies hosted within a folded metasediment-metavolcanic rock sequence. Mineralized material consists of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining and disseminated sulphides. Significant gold intercepts for the Trench TKB005 and TKB004 zones are set forth in Table 5 hereunder.

To date, gold mineralization at the Trench TKB005 zone has been traced over an approximately 220 meter strike length and to a vertical depth of approximately 75 meters. Highlights from the present drilling includes intercepts of 6.29 g/t over 23 meters, including 8.55 g/t over 10 meters, in hole KBRC09047 and 2.97 g/t over 18 meters, including 6.32 g/t over 8 meters in hole KBRC09042. These two holes tested the central portion of the zone in a scissor pattern designed to better characterize the lithological and structural controls of the gold mineralization intersected in diamond drill holes KBD08003 and KBD08004 from the Phase I drill program. Field and trench mapping indicates that the Trench TKB005 zone mineralization is hosted by a moderate, easterly dipping granitoid body exhibiting an extensive, shallow to moderate, westerly dipping, sheeted quartz vein system. Hole KBD09042 (270° AZ / -50° dip) intersected the host granitoid sill at approximately right angles from a collar position on the eastern (hanging wall) flank of the granitoid body. While hole KBRC09047 (090° Az / -55° dip) was drilled down the dip of the host granitoid sill in order to transect the westerly dipping, sheeted quartz veining at approximately right angles, with the hole remaining within the confines of the host granitoid body to a down hole depth of 23 meters.

Table 5: Significant Drill Intercepts – Kibi Gold Trend Project (Zone 2 – RC Holes KBRC09042 to KBRC09056)

Hole ID	From (meters)	To (meters)	Core Length (1) (meters)	Gold Grams Per Tonne	Target Zone
KBRC09042	19	37	18	2.97	Trench TKB005
including	23	31	8	6.32
(including)	23	24	1	13.90
(including)	28	29	1	12.70

KBRC09043	23	34	11	2.27	Trench TKB005
including	25	29	4	5.27

KBRC09044	25	27	2	2.29	Trench TKB005

KBRC09045	22	32	10	2.48	Trench TKB005
including	22	26	4	4.05

KBRC09046	41	54	13	1.04	Trench TKB005
including	41	44	3	2.24

KBRC09047	0	23	23	6.29	Trench TKB005
including	0	10	10	8.66
(including)	0	1	1	10.90
(including)	1	2	1	11.60
(including)	3	4	1	12.65
(including)	8	9	1	14.30
(including)	9	10	1	13.50
including	13	14	1	11.15

KBRC0948	No Significant Results				Trench TKB004

KBRC09049	52	53	1	7.53	Trench TKB004
KBRC09049	63	65	2	3.48
KBRC09050	51	56	5	1.98	Trench TKB004
including	51	52	1	4.31

KBRC09051	28	37	9	2.69	Trench TKB005
including	31	35	4	4.09
KBRC09052	No Significant Results				Trench TKB005

KBRC09053	No Significant Results				Trench TKB004

KBRC09054	No Significant Results				Trench TKB004

KBRC09055	4	82	78	1.44	Trench TKB004
including	22	35	13	3.26
(including)	22	26	4	6.28
(including)	22	23	1	11.15
including	56	76	20	2.27
(including)	72	75	3	4.83
KBRC09056	25	43	18	1.33	Trench TKB004
including	37	43	6	3.08
KBRC09056	58	78	20	2.01
including	71	77	6	4.29
(1) Reported intercepts are core-lengths; true width of mineralization is unknown at this time.

Drilling Results from Trenches TKB006 and TKB010 Zones (12 Holes) - Zone 2 - Kibi Gold Trend Project

Seven out of the 12 remainingdrill holes on Zone 2 were designed to better define gold mineralization at Trench TKB006 and Trench TKB010 zones identified during the initial scout Phase I Drill Program at the northwest extremity of Zone 2 of the Kibi Gold Trend; one hole targeted a new gold zone exposed in recent trenching (trenches TKB014E and TKB014F); two holes probed previously untested gold-in-soil anomalies and two holes tested an IP / Resistivity anomaly spatially associated with a gold-in-soil anomaly. In addition, a total of 960 linear meters of mechanized trenching (38 trenches) was also conducted on Zone 2 in conjunction with this drill program to better define the surface trace of the host granitoid bodies, to test strike extension of known mineralization and to test gold-in-soil anomalies and geophysical targets.

Five out of the above-noted seven holes targeting the Trench TKB006, TKB010 and TKB014E-TKB014F zones yielded significant gold intercepts, with all mineralized intercepts consisting of granitoid-hosted gold mineralization spanning from one meter to 76 meters in core length. Mineralization identified to date by trenching and drilling, spread out over an approximately 975 meter east-west distance on the Zone 2 gold-in-soil trend, appears to be hosted by a series of sill-like granitoid bodies hosted within a folded metasediment-metavolcanic rock sequence.

Mineralized material consists of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining and disseminated sulphides.

Drilling highlights include granitoid-hosted gold mineralization intercepts from surface of 39.0 meters grading 9.23 g/t gold uncut (3.54 g/t gold cut) including 10.0 meters grading 33.15 g/t gold uncut (10.95 g/t gold cut) in drill hole KBRC09060 and 76.0 meters grading 1.62 g/t gold, including 20.0 meters grading 3.36 g/t gold (and including 5.25 g/t gold over 9.0 meters) in hole KBRC09068. Significant gold intercepts for holes KBRC09057 to KBRC09068 are set forth in Table 6 hereunder.

Table 6: Significant Drill Intercepts – Kibi Gold Trend Project (Zone 2 – RC Holes KBRC09057 to KBRC09068)

Hole ID	From (meters)	To (meters)	Core Length (1) (meters)	Gold Grams Per Tonne	Target Zone
KBRC09057	Anomalous				Trench TKB006

KBRC09058	No Significant Intersection				Gold-In-Soil Anomaly

KBRC09059	29	38	9	0.65	Trench TKB006
including	29	32	3	1.05

KBRC09060	1	40	39	3.54 *	Trench TKB006
including	4	28	24	5.29 *
and including	4	14	10	10.95 *
and including	6	7	1	10.85
and including	8	9	1	22.60
and including	9	10	1	272.00 (uncut)

KBRC09061	No Significant Intersection				Trench TKB006

KBRC09062	9	13	4	4.03	Trench TKB014E-F
including	9	10	1	9.32

KBRC09063	No Significant Intersection				Geophysical Target

KBRC09064	No Significant Intersection				Geophysical Target

KBRC09065	5	8	3	2.40	Trench TKB006
including	6	7	1	4.87
KBRC09065	54	55	1	3.98

KBRC09066	No Significant Intersection				Gold-In-Soil Anomaly

Hole ID	From (meters)	To (meters)	Core Length (1) (meters)	Gold Grams Per Tonne	Target Zone
KBRC09067	14	19	5	1.16	Trench TKB010
including	15	16	1	3.86
KBRC09067	30	34	4	1.99
including	30	31	1	5.76

KBRC09068	0	76	76	1.62	Trench TKB010
including	4	45	41	2.15
and including	4	24	20	3.36
and including	4	13	9	5.25
and including	4	5	1	19.50
and including)	41	42	1	10.40

(1) Reported intercepts are core-lengths; true width of mineralization is unknown at this time.
* Gold values cut to 50 grams per tonne (g/t)

Note:   “Significant Intercepts” satisfy following criteria: greater than (>) 5.0 gram gold x meter product and >0.5 g/t gold.
            “Anomalous” signifies at least one intercept >2.0 gram gold x meter product and >0.25 g/t gold.

Holes KBRC09057, KBRC09059 to KBRC09061 and KBRC09065 further tested the Trench TKB006 gold zone situated in the north-central portion of the approximately 1,000 meter long Zone 2 gold-in-soil anomaly. Additional mechanized trenching and geological mapping during this drilling campaign appears to indicate that the Trench TKB006 Zone is characterized by two, NNW-trending, approximately eight meters and 40 meters wide, sill-like granitoid bodies lying approximately 25 meters apart within a metasediment rock sequence. Hole KBRC09060 targeting an extensive system of NE to SE trending quartz veining developed within the wider, eastern granitoid body returned an intercept from surface of 39.0 meters grading 9.23 g/t gold uncut (3.54 g/t gold cut), including 10.0 meters grading 33.15 g/t gold uncut (10.95 g/t gold cut). Drilling to date, including initial scout drill hole KBD08005, which returned intercepts of 1.18 g/t gold over 17.0 meters and 1.02 g/t gold over 15.0 meters, has traced the Trench TKB006 gold zone mineralization over an approximately 160 meter strike distance.

Hole KBRC09062, designed to undercut gold mineralization discovered by trenching of a previously untested gold-in-soil anomaly lying approximately 225 meters west-northwest of the Trench TKB006 zone, yielded a granitoid-hosted gold mineralization intercept of 4.03 g/t gold over 4.0 meters, including one meter grading 9.32 g/t gold. The two target trenches positioned end to end on the same soil geochemical anomaly line both returned significant channel sample intercepts separated by an approximately 20.5 meter distance, including 8.49 g/t gold over a 5.0 meter trench-length, including 2.0 meters grading 14.85 g/t gold, in trench TKB014E and 6.86 g/t gold over an 8.0 meter trench-length, including 1.0 meter grading 22.4 g/t gold, in trench TKB014F. This new gold zone is considered especially interesting given the values defined at this early stage and the extent of the untested gold-in-soil anomalies present along lines 167N to L169N within the approximately 400 meter gap between the Trench TKB006 and TKB010 zones.

Holes KBRC09067 and KBRC09068 further tested the Trench TKB010 gold zone located at the north-western extremity of the approximately 1,000 meter long Zone 2 gold-in-soil anomaly. Hole KBRC09068 targeting an extensive system of NE to NW trending quartz veining exposed in Trench TKB010 returned a granitoid-hosted gold mineralization intercept from surface of 76.0 meters grading 1.62 g/t gold, including 20.0 meters grading 3.36 g/t gold (and including 5.25 g/t gold over 9.0 meters). Drilling and trenching to date, including initial scout drill hole KBD08008, which returned an intercept of 1.01 g/t gold over 45.0 meters (including 2.01 g/t gold over 12.0 meters), have traced the Trench TKB010 gold zone mineralization over an approximately 150 meter distance along the inner, northern margin of an east to southeast trending granitoid body.

Results from 23 Scout RC Holes - Zone 3 - Kibi Gold Trend

Drilling highlights for Zone 3 include granitoid-hosted gold mineralization intercepts of 30.0 meters grading 3.52 g/t gold, including 14.0 meters grading 6.47 g/t gold, from a down hole depth of 8.0 meters in hole KBRC09019; 4.0 meters grading 4.86 g/t gold from a down hole depth of 26 meters in hole KBRC09023 and 8.0 meters grading 4.95 g/t gold, including 3.0 meters grading 12.89 g/t gold, from surface in hole KBRC09024. Significant gold intercepts for holes KBRC09019 to KBRC09041 are set forth in table 7 hereunder.

Similarly to Zone 2, all Zone 3 mineralization targets are near surface, remain open in all directions and offer potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth. The limited scout drilling returned several significant gold intercepts over an approximately 825.0 meter E-W distance across Zone 3. To date, Zone 2 and Zone 3 drilling has traced the granitoid-hosted gold mineralization over an approximately 2,100 meter distance along the NE-trending Kibi Gold Trend.

This initial Zone 3 scout drilling formed part of the 4,715 meter Phase II RC Drill Program which included 27 holes for 2,478 meters on Zone 2 and 23 holes totaling 2,237 meters on Zone 3 of the the Kibi Gold Trend; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four extensive higher grade zones ranging from approximately 800 meters by 75-300 meters to 1,000 meters by 100-500 meters in area. The present drilling was designed to undercut surface gold mineralization exposed in reconnaissance trenches, and to test geophysical Induced Polarization (‘IP’) / Resistivity and /or gold-in-soil anomalies on Zone 3; an approximately 1,000 meter by 100-500 meter, gold-in-soil anomaly located approximately 700 meters to the southwest of the main Zone 2 drilling area.

Table 7: Significant Drill Intercepts – Kibi Gold Trend Project (Zone 3 – RC Holes KBRC09019 to KBRC09041)

Hole ID	From (meters)	To (meters)	Core Length (1) (meters)	Gold Grams Per Tonne	Target Zone	Hole Location (Claim Status)
KBRC09019	12	42	30	3.52	Trench TAD019	Mining Lease
including	16	30	14	6.47
and including	26	30	4	14.27
and including	16	17	1	15.00
and including	26	27	1	19.10
and including	29	30	1	25.10

KBRC09020	36	39	3	1.01	Trench TAD007	Mining Lease
KBRC09020	58	60	2	4.10

KBRC09021	5	14	9	0.94	Trench TAD001- Trench TAD004	Staking Application (2)
including	5	6	1	4.92
KBRC09021	30	36	6	0.74

KBRC09022	No Significant Intercept				Trench TAD014	Staking Application (2)

KBRC09023	26	30	4	4.86	Trench TAD001- Trench TAD004	Staking Application (2)
KBRC09023	36	42	6	0.42

KBRC09024	0	8	8	4.95	Trench TAD001- Trench TAD004	Staking Application (2)
including	0	1	1	32.90
KBRC09024	24	46	22	0.29
KBRC09024	73	74	1	3.12

KBRC09025	22	29	7	0.91	Trench TAD014	Staking Application (2)

KBRC09026	No Significant Intercept				Trench TAD001- Trench TAD004	Staking Application (2)
KBRC09027	27	42	15	1.18	Trench TAD001- Trench TAD004	Staking Application (2)
including	34	37	3	4.09
KBRC09027	62	68	6	1.03

KBRC09028	48	60	12	0.25	Trench TAD001- Trench TAD004	Staking Application (2)
KBRC09028	76	85	9	0.52

KBRC09029	5	35	30	0.84	Trench TAD001- Trench TAD004	Staking Application (2)
including	5	9	4	2.00
KBRC09029	70	75	5	0.82

Hole ID	From (meters)	To (meters)	Core Length (1) (meters)	Gold Grams Per Tonne	Target Zone	Hole Location (Claim Status)
KBRC09030	30	43	13	0.67	Trench TAD016	Mining Lease
including	31	36	5	1.21
KBRC09030	59	70	11	0.42
including	68	70	2	1.59
KBRC09031	19	26	7	0.74	Trench TAD015- Trench TAD021	Mining Lease
including	22	24	2	1.63

KBRC09032	126	146	20	0.33	Trench TAD015- Trench TAD021	Mining Lease
including	126	132	6	0.66

KBRC09033	No Significant Intercept				Trench TAD016	Staking Application (2) / Mining Lease

KBRC09034	4	9	5	0.54	Gold-in-Soil Anomaly	Staking Application (2) / Mining Lease

KBRC09035	No Significant Intercept				Trench TAD001- Trench TAD004	Staking Application (2)

KBRC09036	1	20	19	0.67	Trench TAD001- Trench TAD004	Staking Application (2)
including	5	13	8	1.00

KBRC09037	3	10	7	0.36	Trench TAD001- Trench TAD004	Staking Application (2)
KBRC09037	47	75	28	0.87
including	47	53	6	1.99

KBRC09038	61	92	31	0.57	Trench TAD001- Trench TAD004	Staking Application (2)
including	61	70	9	1.01
and including	62	63	1	3.64

KBRC09039	23	24	1	39.80	Trench TAD019	Mining Lease

KBRC09040	No Significant Intercept				Trench TAD007	Mining Lease

KBRC09041	No Significant Intercept				Trench TAD007	Mining Lease

(1)      Reported intercepts are core - lengths; true width of mineralization is unknown at this time.

(2)      “Staking Application” formally received by the Minerals Commission of Ghana on November 19, 2009, and is currently being processed, thus securing Xtra-Gold’s priority staking status but there is no absolute assurance that this parcel of ground will be granted to Xtra-Gold.

The present drilling includes five holes to test the Trench TAD019 and TAD007 targets located at the south-eastern extremity of the Zone 3 gold-in-soil anomaly, and 18 holes to assess the Trench TAD001 – TAD004, TAD015 – TAD021 and TAD016 targets within the north-central portion of the gold-in-soil anomaly. Fourteen out of the 23 scout holes returned significant gold intercepts, with an additional three holes yielding anomalous gold intercepts. (see QA-QC disclosure section for “Significant” and “Anomalous” intercept criteria). All mineralized intercepts consisted of granitoid-hosted and/or granitoid-associated gold mineralization, with mineralized material typically consisting of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining and disseminated sulphides.

Hole KBRC09019 targeting an extensive system of granitoid-hosted, NE-trending, moderately NW-dipping, sheeted quartz veins discovered in Trench TAD019 returned a significant mineralized intercept of 30.0 meters grading 3.52 g/t gold, including 14.0 meters grading 6.47 g/t gold, from a down hole depth of 8.0 meters. For reference purposes, Trench TAD019 yielded a channel sample intercept of 4.93 g/t gold over 45.0 meters, including 10.12 g/t gold over 12.0 meters. Hole KBRC09039, representing the second hole of a scissor drill pattern designed to determine the dip attitude of the host granitoid body, returned an intercept of 39.80 g/t gold over 1.0 meter from a quartz vein in mafic metavolcanic rock along the footwall flank of the granitoid body. Hole KBRC09020, targeting a zone of anomalous gold values in Trench TAD007 located approximately 65.0 meters to the west of the KBRC09019 collar, yielded granitoid-hosted mineralization intercepts of 1.01 g/t gold over 3.0 meters and 4.10 g/t gold over 2.0 meters.

A total of 18 holes were drilled within the north-central portion of the Zone 3 gold-in-soil anomaly which is characterized by an approximately 800 meter long IP Chargeability anomaly exhibiting a spatial relationship with a geophysically inferred, NE-trending, regional structural trend. Eleven of these holes tested the north-eastern, Moderate Chargeability / Very High Resistivity portion (200 meters) of the IP anomaly exhibiting a coincidental gold-in-soil signature and anomalous trench results (i.e. Trench TAD001 – TAD004 Zone).

The limited, shallow RC drilling outlined an approximately 135.0 meter wide, NE-trending, granitoid hosted, structural corridor appearing to encompass at least five (5) distinct, gold-bearing, sheeted vein zones ranging from 1.0 meter to 31.0 meters in core length. Eight (8) out of the 11 Trench TAD001 – TAD004 Zone holes returned significant gold intercepts, including seven (7) holes yielding multiple significant and/or anomalous gold intercepts.

The mineralized structural corridor is characterized by significant gold intercepts over 1.0 meter to 8.0 meter core lengths occurring within more extensive, lower grade, mineralization envelopes attaining 15.0 meters to 31.0 meters in core length. Holes KBRC09024 and KBRC0937, intersecting what appears to be the same sheeted vein zone approximately 35.0 meters horizontally apart within the central section of the structural corridor returned mineralized intercepts of 8.0 meters grading 4.95 g/t gold, including 3.0 meters grading 12.89 g/t gold, and 28.0 meters grading 0.87 g/t gold, respectively. Similarly, holes KBRC09023 and KBRC09038, drilled in a scissor pattern along the northern margin of the structural corridor, yielded 4.0 meters grading 4.86 g/t gold and 31.0 meters grading 0.57 g/t gold, respectively from intercepts located approximately 8.0 meters horizontally apart along the same mineralized structure.

Thirteen out of the 18 holes described above were drilled on open ground along the northern flank of the Apapam Mining Lease, with the drill traces extending from approximately 50.0 meters to 300.0 meters outside the concession boundary, and two (2) additional holes straddle the concession boundary. Following the completion of a professional land survey, the approximately 1.42 sq km wedge of open ground lying between the Apapam Mining Lease and the Atewa Forest Reserve boundary was staked by us to cover the mineralization targets identified by the holes in question. The staking application was formally received by Min Com on November 19, 2009 and is currently being processed, thus securing our priority staking status, however, there is no absolute assurance that this parcel of ground will be granted to our company. Refer to Significant Intercept Table above for claim status of individual Zone 3 drill holes.

Gold Intercept Reporting Criteria

Unless otherwise indicated, “Reported Intercepts” represent core-lengths; true width of mineralization is unknown at this time. Individual sample results were length weighted to yield average composite interval grades as reported. “Significant Intercepts” satisfy following criteria: greater than (>) 5.0 gram gold x meter product and > 0.5 g/t gold. “Anomalous” signifies at least one intercept > 2.0 gram gold x meter product and >0.25 g/t gold. Intersections are constrained with a 0.25 g/t gold minimum cut-off grade at the top and bottom of the intercept, with a 50 g/t upper cut-off grade applied, and a maximum of five consecutive meters of internal dilution (less than 0.25 g/t gold). All internal intervals yielding above 10 g/t gold are indicated within the intersection.

Quality-Control Program

We have implemented a quality-control program to ensure best practice in the sampling and analysis of the drill core, RC samples and trench channel samples. Drill core is HQ diameter (63.5 mm) in upper oxidized material (regolith) and NQ diameter (47.6 mm) in the lower fresh rock portion of the hole. Drill core is saw cut and half the core is sampled in standard intervals. The remaining half of core is stored in a secure location. RC samples are taken at one meter intervals under dry drilling conditions by experienced geologists, with all samples weighed on site. Trench samples consist of continuous, horizontal channels collected from a canal excavated along the bottom sidewall of the trench (~ 0.10 meter above floor). All samples are transported in security-sealed bags to the ALS Chemex Laboratory (“ALS Chemex”) in Kumasi, Ghana. ALS Chemex is an ISO 9001:2000 certified laboratory. A one kg split of the sample is pulverized to better than 85% passing 75 microns, and analyzed by industry standard 50 gram fire assay fusion with atomic absorption spectroscopy (AAS) finish; with gravimetric finish on samples exceeding 10 g/t gold. Our company inserts a certified reference standard (low to high grade), analytical blank, and field duplicate sample in every batch of 20 drill core / RC chip / trench channel samples. Validation parameters are established in the database to ensure quality control.

As of the date of this Report, we (i) we have engaged SEMS Exploration Services (‘SEMS”) to prepare an independent technical report consistent with the Canadian Securities Administrators National Instrument 43-101 – Standards of Disclosure for Mineral Projects, Form 43-101F1 – Technical Report and Companion Policy 43-101 CP (“NI 43-101”) on this project (see “The Apapam Project – Work in Progress”); (ii) we have engaged SRK Consulting (Canada) Inc. to conduct a detailed structural study of the Kibi Gold Trend located on this project (see “The Apapam Project – Work in Progress”); and (iii) we have planned the Phase III Drill Program to be commenced during the next 12 months (see “The Apapam Project – 2010 Phase III Drill Program – Kibi Gold Trend”.

Work in Progress

As of the date of this Report, we: (i) are conducting a geological – geophysical compilation encompassing the extensive geological / structural mapping of access roads, drill pads and trenches conducted in conjunction with the Phase II Drill Program in preparation for a follow-up drill program which we plan to commence in 2010 as noted hereunder; (ii) have engaged SEMS Exploration Services (“SEMS”) to prepare an independent technical report (the “43-101 Report”) consistent with the Canadian Securities Administrators National Instrument 43-101 – Standards of Disclosure for Mineral Projects, Form 43-101F1 – Technical Report and Companion Policy 43-101 CP (“NI 43-101”) on this project; and (iii) have engaged SRK Consulting (Canada) Inc. (“SRK”) to conduct a detailed structural study of the Kibi Gold Trend located on this project.

The 43-101 Report is intended to act as an accurate and current technical summary of the geology and gold potential of our Apapam Project. The scope of work should include, but not be limited to, the review and audit of the QA/QC procedures for drilling and sampling, economic potential of the gold mineralization intersectedin the 2008 diamond drill and 2009 RC programs, and a staged exploration strategy / budget for the further advancement of this Project. Exploration activities on this Project for the 2008-2009 period, i.e. soil geochemistry, geophysics, trenching, since the April 9, 2008 NI 43-101 Technical Report by CMECI, covering work for the 2006-2007 period, should also be documented. The 43-101 Report to be prepared by SEMS should also include the documentation of the exploration expenditures incurred by us on this Project within the last three years, i.e. a minimum of $100,000.

We have engaged SRK to conduct a detailed structural study of the Kibi Gold Trend located on our Apapam Project, including (i) conducting field and drill core investigations; (ii) assisting with the analysis of geological and structural data collected to date; and (iii) providing insights on the geological and structural controls on the distribution of the gold mineralization.

2010 Phase III Drill Program – Kibi Gold Trend

Based on the results of the 2009 Phase II Drill Program, the Board has approved the follow-up Phase III Drill Program to be conducted in 2010 at an estimated cost of $1,000,000 to: (i) further test the dip and strike extensions of the gold mineralization zones identified in the Phase I and Phase II drill programs; and (ii) test IP / Resistivity anomalies spatially associated with the Kibi gold-in-soil trend. We plan to conduct further drilling activities during the next 12 months at an estimated cost of $5,000,000, subject to successful completion of raising additional capital.

Resources

No ore resources have been identified on our Apapam Project.

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

Access to this Project is by asphalt road from Accra to Takoradi and by gravel road from Takoradi to Edum Banso through the town of Apowa. Internal access within the concession area is quite poor, however there are many footpaths that interconnect the scattered settlements within this concession. Our Edum Banso Project is located approximately 200 km southwest from our Field Camp.

Option Agreement for Prospecting License

Our wholly-owned subsidiary, XGEL entered into an option agreement dated October 17, 2005 (the “Adom Option Agreement”) with Adom Mining Ltd. (“Adom”), a 100% wholly registered Ghanaian company, who is the registered proprietor of a prospecting license which Adom entered into with The Government of Ghana on May 8, 1991, covering a licensed area of 20.60 sq km (the “Edum Banso Licensed Area”). The current term of the prospecting license has been extended to December 1, 2010 on approval by Min Com. A further application for renewal of the prospecting license requires our submission of (i) a comprehensive terminal report, including logs of pits and assay results; (ii) a detailed financial report; (iii) a site plan indicating the areas to be retained and those to be shed off; (iv) evidence of annual ground rent payments; and (v) an environmental permit from the EPA.

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

Recommended work to further advance the project includes: (a) additional deep auger sampling of the Zone C and Zone D gold-in-soil anomalies; (b) continued reconnaissance geology and rock (float) sampling along the inferred margin of the Mpohor Complex; and (c) detail structural interpretation of the property area based on the airborne magnetic and radiometric data. Further exploration activities will be planned once an ongoing geological, geochemical and geophysical data compilation has been completed. As at the date of this Report, we have not planned to conduct any exploration activities on this project during the next 12 months, however, we may consider doing so at a later date.

Resources

No ore resources have been identified on our Edum Banso Project.

Item 3.	LEGAL PROCEEDINGS

Neither our company nor any of our subsidiaries is a party or of which any of our property is the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis. Our company was party to a lawsuit for the sum of $121,336.66 filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. We believed the debt had previously been discharged through the transfer of shares to the subcontractor in 2008. As at the date of this Report, the lawsuit has been settled and we agreed to pay $108,000 to the subcontractor in return for the shares previously issued. Upon payment by our company of $108,000, the shares were returned to us and cancelled.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2009.

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

PERIOD	HIGH BID	LOW BID
October 1, 2009 through December 31, 2009	$1.15	$0.83
July 1, 2009 through September 30, 2009	$1.03	$0.57
April 1, 2009 through June 30, 2009	$0.76	$0.39
January 1, 2009 through March 31, 2009	$0.77	$0.36
October 1, 2008 through December 31, 2008	$1.50	$0.25
July 1, 2008 through September 30, 2008	$1.73	$1.10
April 1, 2008 through June 30, 2008	$2.05	$1.21
January 1, 2008 through March 31, 2008	$1.45	$1.15
October 1, 2007 through December 31, 2007	$1.40	$0.90
July 1, 2007 through September 30, 2007	$1.35	$0.55
April 1, 2007 through June 30, 2007	$1.14	$0.66
January 1, 2007 through March 31, 2007	$0.98	$0.67
October 1, 2006 through December 31, 2006	$1.30	$0.60
July 1, 2006 through September 30, 2006	$1.30	$0.90
April 1, 2006 through June 30, 2006	$1.28	$0.96
January 1, 2006 through March 31, 2006	$1.25	$0.94

The last reported sales price of our common stock on OTCBB on March 29, 2010 was $1.12.

Holders

As of March 29, 2010, we have 563 shareholders of record holding 33,400,586 issued and outstanding Shares having a par value of $0.001 per common share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2009:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (INCUDING SECURITIES REFLECTED IN COLUMN (A) (C)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders
2005 Equity Incentive Compensation Plan (1)	972,000	$ 0.73	1,928,000

TOTAL	972,000	$ 0.73	1,928,000

(1)	As of December 31, 2009, 100,000 options have been exercised under the 2005 Equity Incentive Compensation Plan by our former Project Manager, Operations.

A description of our 2005 Equity Incentive Compensation Plan is contained later in this Report under Part III, Item 11 – “Executive Compensation - Stock Option Plans”.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have not sold any unregistered equity securities during the period covered by this Report, other than those previously reported in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed with the Securities and Exchange Commission.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required under this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial conditions and results of operations for the year ended December 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report, particularly in the item entitled “Risk Factors” beginning on page 7 of this Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

We are a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 246.84 sq km comprised of 51.67 sq km for our Banso Project, 55.65 sq km for our Muoso Project, 33.65 sq km for our Apapam Project, 44.76 sq km for our Kwabeng Project, 40.51 sq km for our Pameng Project and 20.60 sq km for our Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in our respective mining leases, prospecting licenses and/or option agreement.

Our strategic plan is, with respect to our gold projects: (i) to focus our efforts and dedicate our financial resources toward the potential to drill out a resource and, perhaps ultimately, a reserve of the Kibi Gold Trend located on our Apapam Project; (ii) to define a resource and, perhaps ultimately, a reserve on our other exploration projects; (iii) to enter into negotiations with independent Ghanaian contract miners and operators to assume our recovery of gold operations at our Kwabeng Project with a view to these contractors conducting recovery of gold operations for fixed payments to our company; and (iv) to acquire further interests in gold mineralized projects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating the potential to define reserves.

As part of our current business strategy, we plan to continue engaging technical personnel under contract where possible as Management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on the exploration and development of our Projects and completing acquisitions in strategic areas.

Our ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, we temporarily suspended our operations at our Kwabeng Project while Management considered a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. As at the date of this Report, we have not planned to resume operations at our Kwabeng Project. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of gold operations at this Project, as noted above; (ii) advance the development of our Kibi Gold Trend located on our Apapam Project by carrying out the Phase III Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, over the next 12 months, we will spend an aggregate of approximately $2,000,000 comprised of $1,000,000 for exploration expenses in connection with our planned Phase III Drill Program of our Kibi Gold Trend located on our Apapam Project and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses). However, we may not expend this amount unless we are able to raise additional capital. Upon completion of our planned exploration program at our Apapam Project, in particular, the Phase 3 Drill Program, we plan to spend an additional $5,000,000 in drilling expenditures in the Kibi Gold Trend to identify a potential resource. This $5,000,000 drilling program cannot be completed unless our company is successful in raising additional capital.

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

The cash proceeds derived from the sale of 12.40 fine ounces of gold recovered from the mineralized material at our Kwabeng Project during the year ended December 31, 2009, as discussed elsewhere in this Report, was categorized as Recovery of Gold. Since April 24, 2007 to December 31, 2009, we have recovered 8,814.82 fine ounces of gold from the mineralized material at our Kwabeng Project and derived cash proceeds of $6,843,965 from the related gold sales.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Our loss for the year ended December 31, 2009 was $1,038,124 as compared to a loss of $3,231,403 for the year ended December 31, 2008, a decrease of $2,193,279. We incurred expenses of $2,105,612 in the year ended December 31, 2009 as compared to $6,239,722 in the year ended December 31, 2008, a decrease of $4,134,110. The decrease in expenses in the year ended December 31, 2009 can be primarily attributed to (a) a significant decrease in operational costs at our Kwabeng Project due to the suspension of operations at this Project since October 2008; and (b) limited or no exploration activities at our Banso and Muoso Project, our Edum Banso Project and our Pameng Project as compared to $5,140,679 expended on these Projects in the year ended December 31, 2008. Exploration expenses of $1,080,488 were incurred for the year ended December 31, 2009 as compared to $5,140,679 for the year ended December 31, 2008 and were primarily incurred in connection with drilling expenditures for our Phase II Drill Program at our Apapam Project, a trenching program at our Muoso Project, permitting costs and license renewal fees. General and administrative expenses (“G&A”) were $957,332 as compared to $1,035,369 for the year ended December 31, 2008. A down-sizing of management consultants, a significant reduction in legal costs and operational costs at our Kwabeng Project and a decrease in administrative costs in the year ended December 31, 2009 attributed to the decrease in our G&A.

Our loss for the year ended December 31, 2009 was less than our loss for the year ended December 31, 2008, partially due to (i) a significant net unrealized gain on trading securities of $789,934 (compared to a loss of $857,980 in 2008); and (ii) a foreign exchange gain of $303,243 (compared to a foreign exchange loss of $424,559 in 2008). Trading securities were comprised mostly of investments in common shares and income trust units of resource companies. The net unrealized gain can be attributed to an increase in the market value of those securities due to improved market conditions and less economic strain, in particular, the significant stability of the Canadian dollar in which our marketable securities are denominated.

Other items totaled a gain of $1,067,488 for the year ended December 31, 2009 compared to a gain of $3,008,319 for the year ended December 31, 2008. In particular, during the year ended December 31, 2009, due to the continued suspension of operations at our Kwabeng Project, we only recovered and sold 12.40 fine ounces of gold recovered from the mineralized material at this Project for cash proceeds of $10,958 which was booked as Recovery of Gold as compared to $4,140,765 for the year ended December 31, 2008. We had a foreign exchange gain of $303,243 for the year ended December 31, 2009 (2008 – loss of $424,559) which can be attributed to the sharp appreciation of the Canadian dollar. Additionally, the continuing weakness of the US dollar decreased our expenses that are denominated in other foreign currencies. Consequently, transactions denominated in US dollars would be less expensive.

Our portfolio of marketable securities had an unrealized gain of $789,934 (compared to an unrealized loss of $857,980 in 2008) due to improved market conditions and less economic strain than experienced in 2008. Our securities portfolio realized a loss of $172,638 on the sale of trading securities during the year ended December 31, 2009 compared to a gain in 2008 of $2,585. Other income of $138,558, derived from dividends, decreased on account of less investment activity during 2009 (2008 - $196,621). The decrease in our interest expense (2009 - $2,567; 2008 - $49,113) is largely attributable to our cessation of interest payable under convertible debentures due to the automatic conversion of the debentures in June 2008.

Our basic and diluted loss per share for the year ended December 31, 2009 was $0.03 compared to $0.11 per share for the year ended December 31, 2008. The weighted average number of shares outstanding was 32,101,330 at December 31, 2009 compared to 30,389,400 for the year ended December 31, 2008. The increase in the weighted average number of shares outstanding can be attributed to (i) the issuance of 2,100,875 shares in connection with private placement financings completed during fiscal 2009; and (ii) the repurchase and cancellation of 200,000 shares at $0.25 per share from a former shareholder of our company.

Liquidity and Capital Resources

Historically, our principal source of funds is our available resources of cash and cash equivalents and investments, as well as debt and equity financings. During the year ended December 31, 2009, we received cash proceeds of $10,958 derived from the sale of gold recovered from the mineralized material at our Kwabeng Project during this financial reporting period.

Unrealized Gain on Trading Securities

Unrealized gain on trading securities represents the change in value of securities as of the end of the financial reporting period. For the year ended December 31, 2009, we recognized an unrealized gain of $789,934 on trading securities, as compared to an unrealized loss of $857,980 for the year ended December 31, 2008. The change reflects a significant rebound in the value of our resource company investments following a significant decline during 2008. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash provided by financing activities for the year ended December 31, 2009 was $1,612,710 (2008 - $2,489,460).

As of December 31, 2009, we had working capital equity of $2,119,159, comprised of current assets of $2,602,232 less current liabilities of $483,073. Our current assets were comprised mostly of $622,670 in cash and cash equivalents, $151,506 for a deposit on equipment and $1,781,594 in trading securities, which is based on our analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our trading securities are held in our investment portfolio with an established brokerage in Canada in which we primarily invest in the common shares and income trust fund units of publicly traded resource companies.

We have historically relied on equity and debt financings to finance our ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with our business plan during the next 12 months, Management anticipates operating expenses as follows: (i) $1,000,000 for exploration activities, in particular, our planned Phase III Drill Program of our Kibi Gold Trend located on our Apapam Project; and (ii) $1,000,000 for general and administrative costs (which includes approximately $500,000 in non-cash expenses). Upon completion of our planned exploration program at our Apapam Project, in particular, the Phase 3 Drill Program, we plan to spend an additional $5,000,000 in drilling expenditures in the Kibi Gold Trend to identify a potential resource. This $5,000,000 drilling program cannot be completed unless our company is successful in raising additional capital.

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

The independent auditors’ report accompanying our December 31, 2009 and December 31, 2008 consolidated financial statements contains an explanatory paragraph expressing doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Upon and following the commencement of gold production at any of our Projects, a royalty of 5% of the net smelter returns is payable quarterly to the Government of Ghana.

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

Repayment of Convertible Debentures and Accrued Interest

We issued Convertible Debentures aggregating the face value of $900,000 in July 2005 under which interest was calculated at 7% per annum. Interest only payments were payable quarterly on the last days of September, December, March and June in each year of the term or until such time that the principal was repaid in the full. The Convertible Debenture holders were entitled, at their option, to convert, at any time and from time to time, until payment in full of their respective Convertible Debentures, all or any part of the outstanding principal amount of the Convertible Debenture, plus the Accrued Interest, into shares (the “Conversion Shares”) of our common stock at the conversion price of $1.00 per share (the “Conversion Price”). Each Convertible Debenture provided for the automatic conversion of the outstanding principal amount and all accrued but unpaid interest, into shares of our common stock, at the Conversion Price, in the event that our common stock traded for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares.

In June 2008, we provided notice of the automatic conversion of the Convertible Debentures and in July 2008 we converted $650,000 of the aggregate principal of $900,000 of the Convertible Debentures by way of the issuance of 650,000 Conversion Shares. Subsequent to the year ended December 31, 2009, in February 2010 we converted the outstanding principal of $250,000 owing under one remaining Convertible Debenture by way of the issuance of 250,000 Conversion Shares.

Purchase of Significant Equipment

During the next 12 months, we do not expect to purchase significant equipment to conduct our exploration activities. During 2009, we purchased a new excavator to carry out trenching and drill pad activities. In addition, in connection with our exploration activities at our Projects, we own the equipment necessary to carry out such activities, except for a drill rig which we plan to rent.

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

Deferred Income Taxes

As we have no history of profitability and currently have derived limited cash proceeds, we have recognized a 100% valuation allowance on our future tax assets. If our company becomes profitable in the future, a material amount of these future tax assets could actually be realized.

Stock-based Compensation

Our company accounts for stock-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

Our company accounts for stock compensation arrangements with nonemployees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Nonemployee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to nonemployees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Recent Accounting Pronouncements

●

During the third quarter of 2009, our company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with our company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on our results of operations, financial condition, or cash flows.

●

In December 2007, the FASB issued authoritative guidance related to non-controlling interests in consolidated financial statements, which was an amendment of ARB No. 51. This guidance is set forth in ASC 810, Consolidation. ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning on or after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009. The Company adopted ASC 810 at January 1, 2009, which resulted in $76,629 allocated to the non-controlling interest.

●

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on consolidated financial position and results of operations.

●

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for our third quarter ended September 30, 2009 and the adoption did not have an impact on the condensed consolidated financial statements. See Note 17 for the required disclosures.

●

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on our results of operations, financial position, and cash flows.

●

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. It is effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material effect on our results of operations, financial position, and cash flows.

●

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material effect on our results of operations, financial position, and cash flows.

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

Our financial statements are contained in pages F-1 through F-29, which appear at the end of this annual report.

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

Management’s Report on Internal Control over Financial Reporting

As we were not subject to the reporting requirements of the Securities Exchange Act of 1934 at December 31, 2009, our management was not then required to assess the effectiveness of our internal control over financial reporting as of December 31, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board:

Name	Age	Position
James Longshore	43	President, Chief Executive Officer, Chief Financial Officer and Director
Richard W. Grayston	65	Chairman of the Board and Director
Peter Minuk	45	Director and Secretary and Treasurer
Robert H. Montgomery	48	Director
Paul Zyla	65	Director
Yves Pierre Clement	45	Vice-President, Exploration
Victor Nkansa	51	Vice-President, Ghana Operations
Alhaji Nantogma Abudulai	67	Vice-President, Community Relations

James Werth Longshore, BA, Economics

President (Principal Executive Officer), Principal Financial Officer and Director

Mr. Longshore is one of the founders of our company and was appointed as President in March 2007 and a director in November 2006. Mr. Longshore has been a director of our Ghanaian subsidiaries, XGEL and XOG Ghana, since April 2006 and XG Mining, since June 2006 and an officer and director of Xtra Energy since March 2007. Mr. Longshore has approximately 18 years of business experience. Since 1995 to the present, Mr. Longshore has been President of Brokton International Ltd. (“Brokton”), a Turks & Caicos Islands, British West Indies based private investment company focused on investing in natural resource companies. Since February 2004 until February 2006, Mr. Longshore has provided financial advisory consulting services to our company through his corporation, Brokton. From 1990 to 1995, he was a salesman for UNUM Insurance Company selling in both the United States and Canada.

During the prior five years, Mr. Longshore has not been an officer and/or director of any other public companies.

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

Mr. Longshore devotes approximately 90% of his time to our company. He currently provides 10% of his time to unrelated companies. During 2009, through Brokton, he entered into a management consulting agreement with our company to provide services as the general manager to XG Mining and XGEL. The renewal of this agreement for 2010 is currently being reviewed by the Compensation Committee.

Richard Walter Grayston

Chairman and Director

Mr. Grayston was appointed as Chairman and a director of our company in March 2007. Since 1985, Mr. Grayston has been a self-employed business consultant with more than 25 years of experience in financial and economic consulting and public company management including preparation of valuations, feasibility studies, capital budgeting, financial reorganizations, profit improvement studies and business plans and going public and business brokerage during which time he has provided his consulting services to oil and gas, mineral exploration, technology, manufacturing, retail and wholesale consumer businesses.

Mr. Grayston received a Ph.D. in Finance and Economics from the University of Chicago in 1971, a MBA from the University of Chicago in 1969, a BA of Commerce from the University of British Columbia in 1966 and has been a certified general accountant since 1977.

During the prior five years, Mr. Grayston has been an officer and/or director of the following public companies.

Name of Company	Position(s) Held	Term of Office

Verbina Resources Inc. (1)	Director	November 2009 to present
Ruby Red Resources Inc. (2)	President and Chief Executive Officer	October 2009 to present
	Interim Chief Financial Officer and	October 2009 to
	Vice President, Finance	December 2009
	Chief Financial Officer and	August 2008 to December 2009
	Vice President Finance	August 2008 to December 2009
Ranger Canyon Energy Inc. (3)	Director	May 2008 to present
	Chief Executive Officer and	October 2008 to present
	Chief Financial Officer	October 2008 to present
New Cantech Ventures Inc. (4)	Director	January 1991 to May 2008

(1)	Verbina Resources Inc. is a mineral exploration TSX Venture Exchange (the “TSXV”) listed issuer.
(2)	Ruby Red Resources Inc. is a mineral exploration TSXV listed issuer.
(3)	Ranger Canyon Energy Inc. is a private Alberta, Canada oil and gas company seeking listing on the TSXV.
(4)	New Cantech Ventures Inc. is an oil and gas and mineral exploration (diamonds and gold) TSXV listed issuer.

Peter Minuk

Secretary and Treasurer and Director

Mr. Minuk was appointed as Vice-President, Finance (“VP, Finance”) and a director of our company in March 2007. He resigned as VP, Finance effective January 31, 2009 and was subsequently appointed Secretary and Treasurer on August 11, 2009 following the resignation of Kiomi Mori from this office. Mr. Minuk has more than 22 years of experience in finance and investment as well as experience in project management, training and developing staff and client relationships. From February 1, 2009 to May 31, 2009, he provided limited consulting services to our company. From June 1, 2009 to the present, Mr. Minuk has been a business analyst consultant for Industry Canada where he is responsible for reviewing proposals relating to regional development of public infrastructure projects and provides oversight over 40 projects assigned to him by the Federal Development Ontario Department which is responsible for administering a variety of government stimulus programs, resources and initiatives for the southern Ontario region. Prior to joining our company, from 1990 to 2006, Mr. Minuk was employed by BMO InvestorLine (“BMO”) in connection with implementing project management protocols. Mr. Minuk received a Masters Certificate in Project Management from the Schulich School of Business, York University in 2005. He obtained his FCSI (Fellow of the Canadian Securities Institute) in 1989 and completed the Business Administration program from Southern Alberta Institute of Technology in 1985.

During the prior five years, Mr. Minuk has not been an officer and/or director of any other public companies.

Mr. Minuk devotes approximately 10% of his time in consulting services to our company. He provides 90% of his time to unrelated companies. There is no management consulting agreement in force at this time nor has Mr. Minuk entered into a non-competition and non-disclosure agreement with our company.

Robert Hudson Montgomery, CA

Director

Mr. Montgomery was appointed as a director of our company in March 2007. Mr. Montgomery has more than 15 years of experience as a chartered accountant and auditor. Since September 2009 to the present, he has been a consultant to the Royal Bank of Canada, Capital Markets, Product Finance. Prior thereto, Mr. Montgomery was a consultant to CIBC Mellon, Internal Audit and Corporate Compliance Department (September to November 2008) and a consultant to Bank of Montreal, Corporate Audit Department (August 2007 to June 2008). Since February 2004 to June 2008, Mr. Montgomery has been a Sarbanes Oxley contractor to the Canadian Imperial Bank of Commerce (CIBC), from February 2004 to January 2005, the Bank of Montreal (BMO) from January to September 2005, Dundee Wealth Management, a major Canadian investment dealer from September 2005 to December 2006 where he was responsible for documentation and testing of key financial and non-financial controls for various lines of business and assisted in the preparation and transfer of Sarbanes Oxley audit files and supporting documentation from their project groups to internal and external auditors, and the Toronto Dominion Bank from May to August 2007. He was not employed during the periods November 2008 to January 2009, July to September 2008 and January to May 2007).

Mr. Montgomery assisted in the design of process narrative and control testing documents, planned and supervised the control testing program at a major Canadian investment dealer and assisted in the remediation of control gaps and weaknesses identified during the testing process and as identified by its external auditors. At CIBC, Mr. Montgomery assisted in the update and maintenance a database identifying key accounts, linking them to controls procedures, testing and lines of business and assisted in the remediation of control gaps and weaknesses identified during the testing process. He obtained his Chartered Accountant designation from the Institute of Chartered Accountants of Ontario in 1994 and a BA, Double Major Economics and Geography from the University of Victoria, Victoria, British Columbia in 1985.

During the prior five years, Mr. Montgomery has not been an officer and/or director of any other public companies.

Paul Norman Zyla

Director

Mr. Zyla was appointed as a director of our company in January 2010. Mr. Zyla has over 25 years of resource-based public company experience. Since September 1993 to the present, Mr. Zyla has been a self-employed consultant to the mining industry. Mr. Zyla was the former President, Secretary and Treasurer and a director of our company from November 2003 to August 2005.

During the prior five years, Mr. Zyla has been an officer and/or director of the following public companies:

Name of Company	Position(s) Held	Term of Office

Verbina Resources Inc. (1)	President, Secretary-Treasurer	November 2009 to present
and Director

(1)	Verbina Resources Inc. is mineral exploration TSXV listed issuer.

Yves Pierre Clement, P. Geo.

Vice-President, Exploration

Mr. Clement was appointed Vice-President, Exploration of our company in May 2006. Mr. Clement has over 21 years experience in the generation, evaluation and development of a wide variety of mineral resources hosted by a broad spectrum of geological environments in Canada and South America. Prior to joining our company, Mr. Clement was senior project geologist for Lake Shore Gold Corp. in the Timmins lode gold camp from August 2005 to April 2006 and was formerly exploration manager for Aurora Platinum Corp.’s Sudbury operations from August 2000 to July 2005. Prior to joining Aurora, Mr. Clement was senior project geologist/exploration manager for Southwestern Resources Corp. where he was responsible for the generation of precious and base metal exploration opportunities in Peru and Chile. Mr. Clement’s experience will allow us to further maximize the value of our existing portfolio of projects, as well as allowing us to expand our strategy of growth through strategic acquisitions.

During the prior five years, Mr. Clement has been an officer and/or director of the following public companies:

Name of Company	Position(s) Held	Term of Office

Ginguro Exploration Inc. (1)	Vice President, Exploration	March 2005 to July 2009

(1)	Ginguro Exploration Inc. is a gold exploration TSXV listed issuer.

Mr. Clement devotes approximately 90% of his time in consulting services to our company. He provides 10% of his time to unrelated companies. Our company and Mr. Clement entered into a management consulting agreement on May 1, 2006 for a three year term expiring on May 1, 2009. Prior to the expiration of this agreement, we mutually agreed to renew this agreement for a further one year term (see “Management Consulting Agreement with Vice-President, Exploration”). Mr. Clement has not entered into a non-competition and non-disclosure agreement with our company.

Victor Nkansa, CA, BA, Economics, MBA, Finance

Vice-President, Ghana Operations

Mr. Nkansa was appointed as Vice-President, Ghana Operations of our company in December 2009. Mr. Nkansa has assumed the responsibilities of this position previously held by Mr. Abudalai, which includes overseeing our operations in Ghana under the supervision of our President, James Longshore, who is also the President and General Manager of our Ghanaian subsidiaries. Mr. Nkansa is also the Secretary and a director of our Ghanaian subsidiaries. He is familiar and experienced with respect to obtaining mining permits, prospecting and reconnaissance licenses and the government regulations relating thereto and is knowledgeable in connection with environmental and forestry issues, immigration and customs affairs. His experience and background will assist us with respect to acquiring approvals, prospecting licenses, mining leases and related permits and renewals from the relevant government authorities in order to advance our operations in Ghana and acting as our primary government liaison in connection therewith. Mr. Nkansa has more than 26 years of business experience, the last 12 years of which have been in the mining industry. Since 2004, he has been the Controller of our Ghanaian subsidiaries where his responsibilities included the provision of accounting services and assisting with the facilitation of license renewals with respect to our property interests.

During the prior five years, Mr. Nkansa has not been an officer and/or director of any other public companies.

As at the date of this Report, Mr. Nkansa devotes a variable amount of his time in consulting services to our company, as he is currently engaged on an “as needed” basis. There is no management consulting agreement in force at this time. He has not entered into a non-competition and non-disclosure agreement with our company.

Alhaji Nantogma Abudulai, BA

Vice-President, Community Relations

Mr. Abudulai was appointed as Vice-President, Community Relations of our company in December 2008. He was formerly Vice-President, Ghana Operations of our company from April 2005 to December 2008. He is the former Secretary and President, Community Relations and a director of our Ghanaian subsidiaries which positions he resigned from in December 2008. Mr. Abudulai has more than 15 years of business experience in the mining industry. Since 1994 to the present, he has been the managing director of CME (Ghana) Ltd. and a director of CME (Nigeria) Ltd. where his responsibilities included protocol and coordination of government and local authority affairs in Ghana and overseeing logistical support. He is also the President of the Canadian Business Association in Ghana. Mr. Abudulai’s primary responsibilities with our company are the continued improvement of community relations on behalf of our Ghanaian subsidiaries.

During the prior five years, Mr. Abudulai has not been an officer and/or director of any other public companies:

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

Corporate Governance Matters

Audit Committee

While we are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee, our Board determined it advisable and in the best interests of our stockholders to establish an audit committee (the “Audit Committee”) in November 2009.

Our Audit Committee assists the Board in fulfilling its oversight responsibility relating to:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	the qualifications and independence of our independent registered public accountants.

Our Audit Committee has adopted a written charter pursuant to which the committee provides: (i) an independent review and oversight of our company's financial reporting processes, internal controls and independent auditors; (ii) a forum separate from Management in which auditors and other interested parties can candidly discuss concerns. By effectively carrying out its functions and responsibilities, our Audit Committee helps to ensure that: (i) Management properly develops and adheres to a sound system of internal controls; (ii) procedures are in place to objectively assess Management's practices and internal controls; and (iii) the outside auditors, through their own review, objectively assess our company's financial reporting practices. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company.

Our Audit Committee is composed of two directors; namely Richard Grayston, who is also Chairman of our Audit Committee and Robert Montgomery, both of whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ.

Board of Directors Independence

Our Board consists of five members. Although, we are not currently subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, three of our directors are considered to be “independent” directors, as defined in the Marketplace Rules of the NASDAQ.

Audit Committee Financial Expert

Each of Richard Grayston and Robert Montgomery is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, (d) understands internal controls over financial reporting (e) understands audit committee functions, and (f) is an independent director.

Code of Ethics

In December 2009, we adopted a new and expanded Code of Ethics applicable to our principal executive officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. A copy of our Code of Ethics is filed as an exhibit to this Report. We will provide a copy of our Code of Ethics, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

Nominating and Corporate Governance Committee

We established a nominating and governance committee in November 2009. The Nominating and Corporate Governance Committee has adopted a written charter pursuant to which the committee: (i) recommends the slate of director nominees for election to our Board; (ii) identifies and recommends candidates to fill vacancies on our Board; (iii) reviews the composition of Board committees; and (iv) monitors compliance with, reviews and recommends changes to our various corporate governance policies and guidelines.

The committee also prepares and supervises the Board’s annual review of director independence and the Board’s annual self-evaluation. The Nominating and Corporate Governance Committee is composed of two directors, both of which have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ.

A majority of the persons serving on our Board must be “independent”. Thus, the committee has considered transactions and relationships between each director or any member of his immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates. As a result of this review, the committee affirmatively determined that each of Messrs. Grayston, Montgomery and Zyla are independent.

Nomination of Directors

The committee considers all qualified candidates for our Board identified by members of the committee, by other members of the Board, by senior management and by our stockholders. The committee reviews each candidate including each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance. Further, when identifying nominees to serve as director, the Nominating and Corporate Governance Committee seeks to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. In addition, prior to nominating an existing director for re-election to the Board, the Nominating and Corporate Governance Committee will consider and review an existing director’s Board and committee attendance and performance, length of Board service, experience, skills and contributions that the existing director brings to the Board, equity ownership in our company and independence.

The committee follows the same process and uses the same criteria for evaluating candidates proposed by members of the Board, members of senior management and stockholders. Based on its assessment of each candidate, the committee recommends candidates to the Board. However, there is no assurance that there will be any vacancy on the Board at the time of any submission or that the committee will recommend any candidate for the Board.

Compensation Committee

We established a compensation committee (the “Compensation Committee”) in November 2009. The Compensation Committee has adopted a written charter pursuant to which the committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans. Our Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers. Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for 2009. The Compensation Committee is composed of two directors, all of whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each of the two fiscal years ended December 31, 2009 and 2008 respectively, to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009. The value attributable to any option awards is computed in accordance with ASC 718 (Accounting Standards Codification, Topic 718).

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

James Longshore CEO, CFO (1)	2009 2008	0 0	0 0	0 0	79,637 13,948	0 0	0 0	60,000 0	139,637 13,948

Yves Clement Vice-President, Exploration (2)	2009 2008	0 N/A	8,000 N/A	0 N/A	151,946 N/A	0 N/A	0 N/A	83,000 N/A	242,946 N/A

(1)

Mr. Longshore was appointed as our CEO and CFO on March 3, 2007. Our company entered into a management consulting agreement with Brokton International Ltd. (“Brokton”), a corporation of which Mr. Longshore is the sole officer, director and shareholder from which Mr. Longshore received this compensation for the provision of consulting services as the general manager of XG Mining and XGEL during the year ended December 31, 2009.

(2)

Mr. Clement was appointed as our Vice-President, Exploration, on May 1, 2006. Our company entered into a management consulting agreement with Mr. Clement (see “Management Consulting Agreement with Vice-President, Exploration” hereunder).

As of the date of this Report, Mr. Longshore does not currently receive any monetary compensation in his capacity as our Chief Executive Officer or as our Chief Financial Officer, however, the Compensation Committee is currently reviewing a compensation package for Mr. Longshore for 2010. The terms of any future compensation to be paid to Mr. Longshore will be determined by our Compensation Committee. At such time, the Compensation Committee will consider a number of factors in determining Mr. Longshore’s compensation including the scope of his duties and responsibilities to our company and our subsidiaries and the time he devotes to our business. At the Compensation Committee’s discretion, it will be determined whether to consult with any experts or other third parties in fixing the amount of Mr. Longshore’s compensation. During fiscal 2009, Mr. Longshore received a compensation package, through Brokton, for providing his consulting services as general manager to XG Mining and XGEL. He was reimbursed for out-of-pocket expenses incurred on behalf of our company in connection with carrying out his duties and responsibilities.

Management Consulting Agreements

During the period covered by this Report, we had entered into the following management consulting agreements with two officers of our company.

Management Consulting Agreement with Chief Executive Officer

We entered into a management consulting agreement on January 3, 2009 with Brokton to provide the consulting services of our Chief Executive Officer, James Longshore, as general manager for XG Mining and XGEL for a one year term which expired on December 31, 2009. Brokton was paid $5,000 per month for providing Mr. Longshore’s services. As of the date of this Report, our Compensation Committee is reviewing the renewal of this agreement for the ensuing year.

Management Consulting Agreement with Vice-President, Exploration

We entered into a management consulting agreement with our Vice-President, Exploration (VPE”), Yves Clement, on May 1, 2006 for a term of 36 months which expired on May 1, 2009. Prior to the expiration of this agreement, we negotiated terms for renewal of this agreement for a further one year term with our VPE. Our VPE is paid approximately $8,804 (Cdn$10,000) per month and is reimbursed for expenses incurred by him on behalf of our company. Our VPE shall be paid compensation equivalent to 18 months’ fees, based on the rate of compensation being paid at the relevant time in the event of (i) termination without cause; or (ii) a Change of Control. Our VPE provides certain services to our company including, but not limited to, making project or property site attendances as may be required from time to time, preparing progress reports with respect to our mineral exploration projects, conducting due diligence as may be required from time to time in connection with potential mineral properties; reviewing geological data and liaising with principal owners of mineral properties in which our company may wish to acquire an interest, meeting with government authorities and retaining technical experts, making recommendations to the Board and its relevant committees with respect to the acquisition and/or abandonment of mineral exploration properties and preparing and implementing, subject to Board approval, plans for the operation of our company including plans for exploration programs, costs of operations and other expenditures in connection with our mineral projects.

Compensation of Management

The terms of the foregoing management consulting agreements were determined at the time by our then constituted Board. As at the date of this Report, our Compensation Committee has complete authority to determine the amount of compensation to be paid and the other terms of management compensation. At the time of entering into the foregoing agreements, our Board did not consult with any consultants or other third parties in determining the amount of compensation to be paid under the management consulting agreements.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2009 to each person named in the Summary Compensation table.

NAME (A)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE (B)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE (C)	EQUITY INCENTIVE PLAN AWARDS NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#) (D)	OPTION EXERCISE PRICE ($) (E)	OPTION EXPIRATION DATE (F)	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#) (G)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (H)	EQUITY INCENTIVE PLANA AWARDS NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#) (I)	EQUITY INCENTIVE PLAN AWARDS MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#) (J)

James Longshore	0	0	0	N/A	N/A	0	0	0	0

Yves Clement	0	0	0	N/A	N/A	0	0	0	0

2005 Equity Incentive Compensation Plan

On June 21, 2005, our Board authorized, approved and adopted, our 2005 Equity Incentive Compensation Plan. As the Plan was not submitted to our shareholders for approval and was not approved by our shareholders, we are not permitted to issue any options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Plan. As at the date of this Report, we have granted options to purchase an aggregate of 972,000 shares of our common stock. During 2009, 108,000 options were cancelled pursuant to Board approval.

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

Compensation of Directors

We established compensation arrangements for our directors for each individual’s service and expense on our Board in March 2007. Directors’ fees are paid on a quarterly basis. As of December 31, 2009, we did not pay fees to directors for their attendance at Board meetings. As an austerity measure, the Board agreed to reduce their respective directors’ fees by 50% in and from the fourth quarter ended December 31, 2008.

The following table sets forth information relating to the compensation paid to our directors for the fiscal year ended December 31, 2009:

DIRECTOR COMPENSATION

NAME (A)	FEES EARNED OR PAID IN CASH ($) (B)	STOCK AWARDS ($) (C)	OPTION AWARDS ($) (D)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (E)	NON-QUALIFIED DEFERRED COMPENSATION EARNNGS ($) (F)	ALL OTHER COMPENSATION ($) (G)	TOTAL ($) (H)

James Longshore	5,282	0	0	0	0	0	5,282

Richard Grayston	5,282	0	0	0	0	0	5,282

Peter Minuk	3,962	0	0	0	0	0	3,962

Robert Montgomery	3,962	0	0	0	0	0	3,962

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 29, 2010, we had 33,400,586 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 29, 2010 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each director;

●	each named executive officer; and

●	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of our Field Camp located at 2 Masalakye Street, Kwabeng, Ghana. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
James Longshore	2,662,000 shares (1)	7.97%
Richard W. Grayston	187,000 shares (2)	0.56%
Robert H. Montgomery	108,000 shares (3)	0.32%
Peter Minuk	110,000 shares (4)	0.33%
Paul Zyla	279,500 shares (5)	0.86%
Yves P. Clement	324,000 shares (6)	0.97%
Alhaji N. Abudulai	108,000 shares (7)	0.32%
Officers and Directors as a Group (7 persons)	3,786,000 shares (1) to (7)	11.34%
5% Stockholders
Brokton International Ltd.	2,162,000 shares (1)	6.47%
Mark T. McGinnis	2,519,442 shares (8)	7.54%

(1)

Consists of (a) 2,000,000 shares which are owned by Brokton International Ltd. (“Brokton”); (b) 500,000 shares which are owned by Sausilito Ltd.; and (c) 162,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report. Brokton is a Turks & Caicos Islands corporation, whose sole beneficial owner is James Longshore. Sausilito Ltd. is a Turks & Caicos Islands corporation, whose sole beneficial owner is James Longshore. Mr. Longshore exercises sole investment, voting and disposition powers over the shares included in the above table.

(2)

Consists of (a) 25,000 shares of common stock; and (b) 162,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(3)	Consists of 108,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(4)

Consists of (a) 2,000 shares of common stock; and (b) 108,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(5)

Consists of (a) 267,500 shares of common stock; (b) 6,000 shares which cam be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; (c) 7,500 warrants which are exercisable into common stock within 60 days following the date of this Report; and (d) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2010. Does not include 96,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(6)	Consists of 324,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(7)	Consists of 108,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(8)

Consists of (a) 1,918,725 shares of common stock held by Mark McGinnis; and (b) 16,250 warrants which are exercisable into common stock within 60 days from the date of this Report; and (c) 584,467 shares of common stock held by his spouse of which an aggregate of 70,000 shares of common stock is held in trust for her children.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting Agreement with Principal Shareholder

From February 1, 2004 through February 1, 2006, we were a party to a consulting agreement with Brokton, a company which, as of the date of this Report, owns 6.47% of our common stock and one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock. Under the terms of this agreement, we engaged Brokton as a consultant to advise our Management with respect to hiring additional qualified management, providing support with respect to operational matters and government compliance in Ghana, mergers and acquisitions and financial advisory. James Longshore, our President and one of the directors of our company, is the President of Brokton and exercises sole investment, voting and disposition powers over the shares of Brokton. Mr. Longshore is also a director of our wholly-owned subsidiaries, XGEL and XOG Ghana (since April 2006) and Chief Operating Officer (since February 2007) and General Manager (since June 2006) and a director of XG Mining (since June 2006) and Chief Operating Officer (since February 2007) and General Manager (since June 2006) and a director and officer of Xtra Energy (since March 2007). From February 2004 to February 2006, we paid Brokton an aggregate of $53,176 for its consulting services and reimbursed Brokton for expenses incurred by Brokton on behalf of our company.

On January 3, 2009, we were a party to a consulting agreement with Brokton, whereby we engaged Brokton as a consultant to provide the consulting services of Mr. Longshore as General Manager of our subsidiaries, XG Mining and XGEL, for a one year term ending on December 31, 2009. We paid Brokton an aggregate of $60,000, during the period covered by this Report, for its consulting services and reimbursed Brokton for expenses incurred by Brokton on behalf of our company and our subsidiaries.

A Principal Shareholder Manages our Investment Portfolio

We currently, and since approximately six years ago, maintain our brokerage account with Haywood Securities Inc. (“Haywood”) in connection with our investment accounts. Haywood provides us with investment recommendations and custodial services. Haywood is a member of the Toronto Stock Exchange, the TSXV, the Montreal Exchange, the Canadian Trading and Quotation System, the Canadian Investor Protection Fund, and the Investment Dealers Association of Canada. In addition, Haywood Securities (USA) Inc., a wholly owned subsidiary is a broker-dealer registered to transact securities business in the United States and a member of the National Association of Securities Dealers. We pay Haywood ordinary brokerage commissions on trade transactions and our accounts with Haywood can be terminated at any time. Mark McGinnis, a shareholder who, as at the date of this Report, owns 7.54% of our common stock and one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock, is an investment advisor with Haywood and is the manager of our accounts with Haywood.

Director Independence

As our common stock is currently traded on the OTCBB, we are not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K with respect to director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these standards, our Board has determined that Richard W, Grayston, Robert H. Montgomery and Paul Zyla are “independent” within the meaning of Marketplace Rule 5605(a)(2) of the NASDAQ.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Davidson & Company LLP is our principal accountant for our audit of annual financial statements and review of the financial statements included in this Report and served as our independent registered public accounting firm for 2009 and 2008. The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

	2009	2008
Audit Fees	$60,000	$55,000
Audit-Related Fees	15,485	18,000
Tax Fees	0	0
All Other Fees	0	0
Total	$75,485	$73,000

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

Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

2.1	Stock Exchange Agreement dated October 31, 2003, by and between Xtra-Gold Resources Corp. and the former shareholders of Xtra Energy Corp. (formerly Xtra-Gold Resources, Inc.) (1)
3.1	Articles of Incorporation of Silverwing Systems Corporation filed on September 1, 1998 (1)
3.2	Articles of Amendment filed on August 19, 1999 to change our name to Advertain On-Line Inc. (1)
3.3	Articles of Amendment filed June 18, 2001 to change our name to RetinaPharma International, Inc. (1)

Exhibit No.	Description of Document

3.4	Articles of Amendment filed on October 8, 2001 to increase our capital stock from 25,000,000 to 100,000,000 shares (1)
3.5	Articles of Amendment filed December 16, 2003 to change our name to Xtra-Gold Resources Corp. and to increase our capital stock from 100,000,000 to 250,000,000 shares (1)
3.6	By-laws (1)
4.1	Form of common stock purchase warrant *
4.2	Form of convertible debenture (1)
10.1	2005 Equity Compensation Plan (1)
10.2	Memorandum of Agreement dated October 28, 2003, by and between Xtra Energy Corp. (formerly Xtra-Gold Resources, Inc.) and Ranger Canyon Energy Inc. (formerly CaribGold Minerals, Inc.) (1)
10.3	Agreement dated February 16, 2004 by and between Xtra-Gold Resources Corp. and Akrokeri-Ashanti Gold Mines Inc. (1)
10.4	Share Purchase Agreement dated December 22, 2004 between Xtra-Gold Resources Corp. and 2058168 Ontario Inc., the trustee for the former note holders of Akrokeri-Ashanti Gold Mines Inc. (1)
10.5

Share Purchase Agreement dated December 22, 2004 among Xtra-Gold Resources Corp., 2058168 Ontario Inc., the trustee for the former debenture holders of Akrokeri-Ashanti Gold Mines Inc. and 2060768 Ontario Corp. (1)

10.6	Stock option agreement dated April 21, 2006 with Kiomi Mori, as optionee (1)
10.7	Stock option agreement dated May 1, 2006 with Yves Clement, as optionee (1)
10.8	Stock option agreement dated May 1, 2006 with Alhaji Abudulai, as optionee (1)
10.9	Stock option agreement dated August 1, 2006 with John Douglas Mills, as optionee (1)
10.10	Management consulting agreement dated May 1, 2006 with Yves Clement (1)
10.11	Management consulting agreement dated July 1, 2006 with Rebecca Kiomi Mori (1)
10.12	Management consulting agreement dated November 1, 2006 with Alhaji Nantogma Abudulai (1)
10.13	Mining lease with respect to the Kwabeng concession (1)
10.14	Mining lease with respect to the Pameng concession (1)
10.15	Prospecting license with respect to the Banso and Muoso concessions (1)
10.16	Prospecting license with respect to the Apapam concession (1)
10.17	Prospecting license with respect to the Edum Banso concession (1)
10.18	Option Agreement dated October 17, 2005 between Xtra-Gold Exploration Limited and Adom Mining Limited (1)
10.19	Consulting agreement dated January 17, 2006 between Xtra-Gold Mining Limited and Bio Consult Limited (1)
10.20	Purchase and Sale Agreement dated September 1, 2006 between Xtra Oil & Gas Ltd. and TriStar Oil & Gas Partnership (1)
10.21	Amending Agreement dated October 19, 2006 between Xtra-Gold Exploration and Adom Mining Limited (1)
10.22	Stock option agreement dated March 5, 2007 with Richard W. Grayston, as optionee (1)
10.23	Stock option agreement dated March 5, 2007 with Peter Minuk, as optionee (1)
10.24	Stock option agreement dated March 12, 2007 with Robert H. Montgomery, as optionee (1)
10.25	Stock option agreement dated March 12, 2007 with Brokton International Ltd., as optionee (1)
10.26	Stock option agreement dated March 12, 2007 with John Douglas Mills, as optionee (1)
10.27	Consulting agreement dated March 20, 2007 with JD Mining Ltd. (1)
10.28	Lease with 360 Bay Street Limited dated March 29, 2007 (1)
10.29	Termination agreement dated January 31, 2008 with JD Mining Ltd. and John Douglas Mills (1)
10.30	Mining lease with respect to the Apapam Concession (2)
10.31	Management consulting agreement dated January 3, 2009 with Brokton International Ltd. *
14	Code of Ethics *
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer *
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial and Accounting Officer *

*	Filed herewith
(1)	Incorporated by reference to the registration statement on Form SB-2 on Form S-1, SEC File No. 333-139037
(2)	Incorporated by reference to the company’s 10-K annual report filed on March 27, 2009, SEC File No. 333-139037

SIGNATURES

(General Instruction D)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2010	XTRA-GOLD RESOURCES CORP.

(Registrant)

/s/ James Werth Longshore

By	_________________________

James Werth Longshore

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Werth Longshore _________________________ James Werth Longshore	President, Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer) and Director	March 30, 2010

/s/ Richard W. Grayston _________________________ Richard W. Grayston	Chairman and Director	March 30, 2010

/s/ Peter Minuk _________________________ Peter Minuk	Director	March 30, 2010

/s/ Robert H. Montgomery _________________________ Robert H. Montgomery	Director	March 30, 2010

/s/ Paul Zyla _________________________ Paul Zyla	Director	March 30, 2010

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Xtra-Gold Resources Corp. and subsidiaries

(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Xtra-Gold Resources Corp. and subsidiaries (an Exploration Stage Company) as at December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

March 30, 2010

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT DECEMBER 31

	2009	2008

ASSETS

Current
Cash and cash equivalents	$622,670	$271,573
Investment in trading securities, at fair value (cost of $1,636,628 (2008 - $2,208,373)) (Note 4)	1,781,594	1,470,382
Receivables and other	46,462	92,942
Deposit for equipment (Note 5)	151,506	—

Total current assets	2,602,232	1,834,897

Equipment (Note 5)	244,508	312,300
Deferred financing costs (Note 6)	1,283	3,850
Oil and gas investment (Note 7)	40,000	40,000
Mineral properties (Note 8)	1,662,564	1,662,564

TOTAL ASSETS	$4,550,587	$3,853,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$233,073	$535,272
Convertible debentures (Note 9, 17)	250,000	—

Total current liabilities	483,073	535,272

Convertible debentures (Note 9, 17)	—	250,000
Asset retirement obligation (Note 10)	71,906	65,369

Total liabilities	554,979	850,641

Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
33,231,477 common shares ( 2008 – 31,330,602 common shares)	33,231	31,331
Additional paid in capital	14,771,222	12,742,360
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(9,304,452)	(8,342,957)

Total Xtra-Gold Resources Corp. stockholders’ equity	4,072,237	3,002,970
Non-controlling interest	(76,629)	—

Total stockholders’ equity	3,995,608	3,002,970

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,550,587	$3,853,611

History and organization of the Company (Note 1)

Contingency and commitments (Note 16)

Subsequent events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008

EXPENSES
Amortization	$185,645	$67,792	$63,674
Exploration	12,034,212	1,080,488	5,140,679
General and administrative	4,975,034	957,332	1,035,369
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(17,231,090)	(2,105,612)	(6,239,722)

OTHER ITEMS
Foreign exchange gain (loss)	370,528	303,243	(424,559)
Interest expense	(240,653)	(2,567)	(49,113)
Realized gains (losses) on sales of trading securities	23,580	(172,638)	2,585
Net unrealized gain (loss) on trading securities	(66,573)	789,934	(857,980)
Other income	822,732	138,558	196,621
Recovery of gold	6,843,965	10,958	4,140,765
Gain (loss) on disposal of property	96,430	—	—

	7,850,009	1,067,488	3,008,319

Consolidated loss for the period	(9,381,081)	(1,038,124)	(3,231,403)

Net loss attributable to non-controlling interest	76,629	76,629	—

Net loss attributable to Xtra-Gold Resources Corp.	$(9,304,452)	$(961,495)	$(3,231,403)

Basic and diluted loss attributable to common shareholders per common share		$(0.03)	$(0.11)

Basic and diluted weighted average number of common shares outstanding		32,101,330	30,389,400

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(9,381,081)	$(1,038,124)	$(3,231,403)
Items not affecting cash:
Amortization	185,645	67,792	63,674
Amortization of deferred financing costs	44,919	2,567	19,251
Accretion of asset retirement obligation	17,071	6,537	—
Shares issued for services	202,365	—	196,865
Stock-based compensation	1,067,182	468,052	156,444
Unrealized foreign exchange (gain) loss	(429,789)	(247,155)	385,947
Realized (gain) losses on sale of trading securities	(23,580)	172,638	(2,585)
Purchase of trading securities	(11,564,690)	(778,387)	(2,088,467)
Proceeds on sale of trading securities	10,169,892	1,331,626	1,544,484
Unrealized (gain) loss on trading securities	66,573	(789,934)	857,980
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(38,087)	46,480	(38,433)
Increase (decrease) in accounts payable and accrued liabilities	222,381	(302,199)	(259,959)
Increase in due to related party	50,000	—	—

Net cash used in operating activities	(9,477,841)	(1,060,107)	(2,396,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(57,000)	(50,000)	—
Issuance of capital stock, net of financing costs	9,842,432	1,612,710	2,489,460

Net cash provided by financing activities	10,639,230	1,562,710	2,489,460

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(433,976)	—	(115,950)
Deposit on equipment	(151,506)	(151,506)	—
Oil and gas property expenditures	(250,137)	—	(40,000)
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—
Net cash used in investing activities	(538,719)	(151,506)	(155,950)

Change in cash and cash equivalents during the period	622,670	351,097	(62,692)

Cash and cash equivalents, beginning of the period	—	271,573	334,265

Cash and cash equivalents, end of the period	$622,670	$622,670	$271,573

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Balance, December 31, 2002	12,364,085	$12,364	$1,412,842	$(1,427,764)	$—	$—	$(2,558)

Paid on behalf of the Company	—	—	5,258	—	—	—	5,258

October 31, 2003, issuance of stock for acquisition of subsidiary	50,350,000	50,350	(50,350)	—	—	—	—

Loss for the year	—	—	—	—	—	(2,700)	(2,700)

Balance, December 31, 2003	62,714,085	62,714	1,367,750	(1,427,764)	—	(2,700)	—

March, 2004 - private placement at $0.35 per share	2,000,000	2,000	698,000	—	—	—	700,000

May, 2004 - private placement at $0.35 per share	2,129,400	2,129	743,161	—	—	—	745,290

December, 2004 - acquisition of subsidiary via issuance of common stock	2,698,350	2,699	1,616,311	—	—	—	1,619,010

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Continued ...

Share issuance costs	—	—	(76,298)	—	—	—	(76,298)

Loss for the year	—	—	—	—	—	(398,533)	(398,533)

Balance, December 31, 2004	69,541,835	69,542	4,348,924	(1,427,764)	—	(401,233)	2,589,469

May, 2005 – cancellation of shares	(47,000,000)	(47,000)	47,000	—	—	—	—

June 2005 – for services	10,000	10	5,490	—	—	—	5,500

June, 2005 – private placement at $0.55 per share	536,218	536	294,384	—	—	—	294,920

August, 2005 – private placement at $0.55 per share	300,000	300	164,700	—	—	—	165,000

November, 2005 – private placement at $0.55 per share	1,549,354	1,550	850,595	—	—	—	852,145

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Continued ...

Share issuance costs	—	—	(130,714)	—	—	—	(130,714)

Stock-based compensation	—	—	41,022	—	—	—	41,022

Loss for the year	—	—	—	—	—	(272,572)	(272,572)

Balance, December 31, 2005	24,937,407	24,938	5,621,401	(1,427,764)	—	(673,805)	3,544,770

February, 2006 – conversion of promissory note at $0.55 per share	90,909	91	49,909	—	—	—	50,000

March, 2006 – exercise of warrants at $0.75 per share	108,500	108	81,267	—	—	—	81,375

March, 2006 - private placement at $0.70 per share	792,029	792	553,628	—	—	—	554,420

April, 2006 – exercise of warrants at $0.75 per share	177,200	177	132,723	—	—	—	132,900

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Continued ...

June, 2006 – cancellation of shares	(10,000)	(10)	(6,990)	—	—	—	(7,000)

June, 2006 – private placement at $0.90 per share	578,112	578	519,722	—	—	—	520,300

July, 2006 – private placement at $0.90 per share	1,132,000	1,132	1,017,668	—	—	—	1,018,800

October, 2006 – private placement at $1.10 per share	282,000	282	309,918	—	—	—	310,200

Share issuance costs	—	—	(240,616)	—	—	—	(240,616)

Stock-based compensation	—	—	206,041	—	—	—	206,041

Loss for the year	—	—	—	—	—	(2,562,992)	(2,562,992)

Balance, December 31, 2006	28,088,157	28,088	8,244,671	(1,427,764)	—	(3,236,797)	3,608,198

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Continued ...

October, 2007 – Private placement at $1.35 per unit	668,202	668	901,405	—	—	—	902,073

Share issuance costs	—	—	(89,533)	—	—	—	(89,533)

Stock-based compensation	—	—	195,623	—	—	—	195,623

Loss for the year	—	—	—	—	—	(1,874,757)	(1,874,757)

Balance, December 31, 2007	28,756,359	28,756	9,252,166	(1,427,764)	—	(5,111,554)	2,741,604

February, 2008 – Private placement at $1.50 per unit	1,062,000	1,062	1,591,938	—	—	—	1,593,000

May, 2008 – Exercise of options at $0.75 per share	100,000	100	74,900	—	—	—	75,000

June, 2008 – Conversion of debentures at $1.00 per share	650,000	650	649,350	—	—	—	650,000

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Continued ...

July, 2008 – Exercise of warrants at $1.50 per share	631,000	631	945,869	—	—	—	946,500

December, 2008 – For services at $1.50 per share	131,243	132	196,733	—	—	—	196,865

Share issuance costs	—	—	(125,040)	—	—	—	(125,040)

Stock-based compensation	—	—	156,444	—	—	—	156,444

Loss for the year	—	—	—	—	—	(3,231,403)	(3,231,403)

Balance, December 31, 2008	31,330,602	31,331	12,742,360	(1,427,764)	—	(8,342,957)	3,002,970

April, 2009 – Private placement at $0.70 per unit	710,000	710	496,290	—	—	—	497,000

May, 2009 – Private placement at $0.70 per unit	308,000	308	215,292	—	—	—	215,600

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Continued ...

May, 2009 – Repurchase and cancellation of shares at $0.25 per share	(200,000)	(200)	(49,800)	—	—	—	(50,000)

August, 2009 – Private placement at $0.80 per unit	376,875	376	301,124	—	—	—	301,500

December, 2009 – Private placement at $1.00 per unit	706,000	706	705,294	—	—	—	706,000

Share issuance costs	—	—	(107,390)	—	—	—	(107,390)

Stock-based compensation	—	—	468,052	—	—	—	468,052

Loss for the year	—	—	—	—	(76,629)	(961,495)	(1,038,124)

Balance, December 31, 2009	33,231,477	$33,231	$14,771,222	$(1,427,764)	$(76,629)	$(9,304,452)	$3,995,608

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $1,038,124 for the year ended December 31, 2009 and has accumulated a deficit during the exploration stage of $9,381,081. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At December 31, 2009, the Company has working capital of $2,119,159.

3.	SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

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

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents consisted of cash held at financial institutions.

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

Non-Controlling Interest

The consolidated financial statements include the accounts of XG Mining (from December 22, 2004). All intercompany accounts and transactions have been eliminated upon consolidation. The Company records a non-controlling interest which reflects the 10% portion of the earnings (loss) of XG Mining allocable to the holders of the minority interest.

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Oil and natural gas properties (cont’d...)

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Nonemployee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Income taxes

The Company accounts for income taxes under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of December 31, 2009, there were 1,610,038 warrants (2008 – 1,514,471); 972,000 stock options (2008 – 1,080,000) and convertible debentures exercisable into 250,000 common shares (2008 – 250,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions for non-financial assets and liabilities that are required to be measured at fair value.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Investments in trading securities are classified as held for trading, with unrealized gains and losses being recognized in income.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Fair value of financial assets and liabilities (cont’d...)

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$622,670	$622,670	$—	$—
Marketable securities	$1,781,594	$1,781,594	$—	$—
Total	$2,404,264	$2,404,264	$—	$—

The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2009 and 2008, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent accounting pronouncements

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

In December 2007, the FASB issued authoritative guidance related to non-controlling interests in consolidated financial statements, which was an amendment of ARB No. 51. This guidance is set forth in ASC 810, Consolidation. ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning on or after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009. The Company adopted ASC 810 at January 1, 2009, which resulted in $76,629 allocated to the non-controlling interest.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Recent accounting pronouncements (cont’d...)

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on consolidated financial position and results of operations.

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for our third quarter ended September 30, 2009 and the adoption did not have an impact on the condensed consolidated financial statements. See Note 17 for the required disclosures.

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. It is effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material effect on the Company’s results of operations, financial position, and cash flows.

4.	INVESTMENTS IN TRADING SECURITIES

At December 31, 2009, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of December 31, 2009, the fair value of trading securities was $1,781,594 (2008 – $1,470,382).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

5.	EQUIPMENT

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and equipment	$12,416	$4,171	$8,245	$12,416	$2,110	$10,306
Computer equipment	24,864	17,800	7,064	24,864	14,772	10,092
Mining equipment	304,083	86,352	217,731	316,791	55,456	261,335
Vehicles	76,398	64,930	11,468	76,398	45,831	30,567
	$417,761	$173,253	$244,508	$430,469	$118,169	$312,300

As of December 31, 2009 the Company also had made a deposit of $151,506 to acquire mining equipment, which was delivered subsequent to year end.

6.	DEFERRED FINANCING COSTS

	December 31, 2009	December 31, 2008

Balance, beginning of year	$ 3,850	$ 23,101
Costs incurred	—	—
Amortization	(2,567)	(19,251)
Balance, end of year	$ 1,283	$ 3,850

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

8.	MINERAL PROPERTIES

	December 31, 2009	December 31, 2008

Acquisition costs	$ 1,607,729	$ 1,607,729
Asset retirement obligation (Note 10)	54,835	54,835
Total	$ 1,662,564	$ 1,662,564

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

8.	MINERAL PROPERTIES (cont’d...)

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

Banso and Muoso Project

The Company holds a prospecting license on its Banso and Muoso Project in Ghana. This license grants the Company the right to conduct exploratory work to determine whether there are mineable reserves of gold or diamonds in the licensed areas, and currently has been renewed for a further one year term (to December 21, 2010) and is further renewable on application and payment of applicable renewal fees to the Minerals Commission. If mineable reserves of gold or diamonds are discovered, the Company will have the option to acquire a mining lease.

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The renewal date was July 14, 2009 and the Company has been granted an extension by the Minerals Commission to December 1, 2010.

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

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The debentures bear interest at 7% per annum, payable quarterly, and the principal balance is repayable by June 30, 2010. Debenture holders have the option to convert any portion of the outstanding principal into common shares at the conversion rate of $1 per share. During the year ended December 31, 2008, convertible debentures totalling $650,000 were converted into 650,000 common shares. Subsequent to the year ended December 31, 2009, the convertible debenture of $250,000 was converted into 250,000 common shares (Note 17).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

10.	ASSET RETIREMENT OBLIGATION

	December 31, 2009	December 31, 2008

Balance, beginning of year	$ 65,369	$ 28,399
Change in obligation	—	36,970
Accretion expense	6,537	—
Balance, end of year	$ 71,906	$ 65,369

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $150,000 (2008 - $150,000). The obligation was calculated using a credit-adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred.

11.	CAPITAL STOCK

Cancellation of shares

In May 2005, 47,000,000 common shares owned by two former directors were returned to treasury and cancelled.

In June 2006, 10,000 common shares were returned to the Company in settlement of a dispute and cancelled.

In May 2009, 200,000 common shares were repurchased for $50,000 and cancelled.

Issuance of shares for services

In December 2008, an aggregate of 131,243 common shares were issued to three vendors of the Company’s subsidiary, XG Mining to settle outstanding accounts for services at a value of $1.50 per share.

Private placements

In December 2009, the Company issued 706,000 units at $1.00 per unit for gross proceeds of $706,000. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.50 expiring eighteen months from the date of issue. The Company also issued finder’s warrants enabling the holders to acquire up to 50,600 common shares at the same terms as the unit warrants. The fair value of finder’s warrants was $20,098 calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 2.05%, volatility of 109% and a dividend rate of 0%

In August 2009, the Company issued 376,875 units at $0.80 per unit for gross proceeds of $301,500. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.00 expiring two year from the date of issue.

In April and May 2009, the Company issued 1,018,000 units at $0.70 per unit for gross proceeds of $712,600. Each unit consisted of one common share and one share purchase warrant enabling the holder to acquire an additional common share at a price of $1.00 expiring two years from the date of issue.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

11.	CAPITAL STOCK (cont’d...)

Private placements (cont’d...)

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

11.	CAPITAL STOCK (cont’d...)

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

At December 31, 2009, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

432,000	$0.70	May 1, 2013
270,000	$0.75	May 1, 2013
270,000	$0.75	May 1, 2013

Stock option transactions and the number of stock options outstanding are summarized as follows:

	2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of year	1,080,000	$ 0.72	1,480,000	$ 0.75
Granted	—	—	—	—
Exercised	—	—	(100,000)	0.75
Cancelled/Expired	(108,000)	0.70	(300,000)	0.80

Outstanding, end of year	972,000	$ 0.73	1,080,000	$ 0.73

Exercisable, end of year	972,000	$ 0.73	783,000	$ 0.72

The aggregate intrinsic value for options vested as of December 31, 2009 is approximately $272,000 (2008 - $Nil) and for total options outstanding is approximately $284,000 (2008 - $Nil).

Stock-based compensation

The fair value of stock options granted during the year ended December 31, 2009 totalled $Nil (2008 - $Nil). During the year ended December 31, 2009, the Company extended the life of the options to May 1, 2013 which resulted in an expense of $468,052 (2008 - $156,444) which was included in general and administrative expenses. The remaining $Nil (2008 - $83,870) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted or extended during the years ended December 31, 2009 and 2008:

	2009	2008

Risk-free interest rate	2%	—
Expected life	4 years	—
Annualized volatility	108.16	—
Dividend rate	—	—

The weighted average fair value of options granted was $Nil (2008 - $Nil).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

11.	CAPITAL STOCK (cont’d...)

Warrants

At December 31, 2009, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

350,000	$1.00	April 1, 2011
360,000	$1.00	April 16, 2011
308,000	$1.00	May 19, 2011
188,438	$1.00	August 5, 2011
403,600	$1.50	June 16, 2011

Warrant transactions and the number of warrants outstanding are summarized as follows:

	2009	2008

Balance, beginning of year	1,514,471	1,074,511
Issued	1,610,038	1,146,960
Exercised	—	(631,000)
Expired	(1,514,471)	(76,000)
Balance, end of year	1,610,038	1,514,471

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $160,927 (2008 - $169,957) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of CAD$21,000 (USD$18,486) (2008 – CAD30,335 (USD$28,639)) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to December 31, 2009	2009	2008

Cash paid during the period for:
Interest	$187,362	$—	$29,862
Income taxes	$—	$—	$—

The significant non-cash transaction during the year ended December 31, 2009 was the issuance of 50,600 finder’s warrants with a value of $20,098 in connection with a private placement (Note 11).

The significant non-cash transactions during the year ended December 31, 2008 were the issuance of 84,960 finder’s warrants with a value of $15,136 in connection to a private placement, the conversion of $650,000 of convertible debentures into 650,000 common shares and the issuance of 131,243 common shares for services rendered with a value of $196,865.

14.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2009 and 2008, and differed from the amounts computed by applying the United States of America federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2009	2008

Loss for the year	$(1,038,124)	$(3,231,403)

Computed “expected” tax (benefit) expense	$(352,962)	$(1,098,677)
Non deductible (taxable) items	(130,796)	487,376
Lower effective income tax rate on loss of foreign subsidiaries	68,966	55,690
Valuation allowance	414,792	555,611

Net expected tax (benefit) expense	$—	$—

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2009	2008

Deferred tax assets (liabilities):
Net operating loss carryforwards - US	$1,278,492	$1,279,002
Trading securities	(49,288)	250,917
Net operating loss carryforwards - Ghana	1,038,366	898,094

Valuation allowance	(2,267,570)	(2,428,013)

Total deferred tax assets	$—	$—

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

14.	DEFERRED INCOME TAXES (cont’d...)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $(2,267,570) and $(2,428,013) respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $7,620,000 prior to the expiration of the net operating loss carryforwards. Of the $7,620,000 of operating loss carryforwards, $4,566,000 is attributable to the US, and expires between 2020 and 2029, and the balance of $3,054,000 is attributable to Ghana and expires between 2010 and 2013.

15.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	2009	2008

Capital assets:
Canada	$94,751	$61,307
Ghana	1,852,321	1,953,557

Total capital assets	$1,947,072	$2,014,864

16.	CONTINGENCY AND COMMITMENTS

a)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company will pay $5,000 per month for three years for providing 50% of his time in consulting services to the Company (renewed to May 1, 2010 at a rate of CAD$10,000 (USD$8,804) per month effective September 1, 2009 for providing the majority of his time in consulting services to the Company). In the event of termination, without cause, 18 months of fees will be payable.

b)

The Company has entered into a temporary consulting agreement with Brokton International Ltd. (“Brokton”), a company controlled by its President, James Longshore. Brokton is to be paid $5,000 per monthfor fiscal 2009.

c)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$3,868 (USD$3,405) per month.

d)

The Company was party to a lawsuit for the sum of $121,336 filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. No further liability had been recorded in connection with the lawsuit because the Company believed the debt had previously been discharged through the transfer of shares to the subcontractor in 2008. Subsequent to year end, the lawsuit was settled and the Company agreed to pay $108,000 in return for the shares previously issued. Upon payment by the Company of $108,000, the 80,891shares were returned to the Company and cancelled.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

DECEMBER 31, 2009

17.	SUBSEQUENT EVENTS

a)

On January 31, 2010, the Company granted 216,000 stock options to consultants and 108,000 to a director. The options are exercisable at a price of $1.00 per share for 36 months and will vest as to 3,000 options per month respectively.

b)

On February 14, 2010 the Company granted 110,000 stock options to a consultant. The options are exercisable at a price of $1.00 per share for 13 months and will vest as to 20,000 options per month for the first five months and the balance of 10,000 options will vest in the sixth month.

c)	On February 16, 2010, the $250,000 convertible debenture was converted into 250,000 common shares.

d)	On February 18, 2010, the Company settled a lawsuit for a total sum of $108,000 (Note 16).