Form 10-Q
period 2010-03-31
XTRA-GOLD RESOURCES CORP
filed 2010-05-12
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.                                                ☒  Yes       ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         ☒  Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at May 11, 2010
Common stock - $0.001 par value	34,238,586

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

AS AT

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS
Current
Cash and cash equivalents	$1,001,970	$622,670
Investment in trading securities, at fair value (cost of $876,396 (December 31, 2009 - $1,636,628) (Note 4))	1,181,121	1,781,594
Receivables and other	64,687	46,462
Deposit for equipment	—	151,506

Total current assets	2,247,778	2,602,232

Equipment	509,342	244,508
Deferred financing costs	—	1,283
Oil and gas investment (Note 5)	40,000	40,000
Mineral properties (Note 6)	1,662,564	1,662,564

TOTAL ASSETS	$4,459,684	$4,550,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$253,453	$233,073
Convertible debentures (Note 7)	—	250,000

Total current liabilities	253,453	483,073

Asset retirement obligation	73,704	71,906
Total liabilities	327,157	554,979

Stockholders’ equity
Capital stock (Note 8)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
33,400, 586 common shares (December 31, 2009 – 33,231,477 common shares)	33,401	33,231
Additional paid in capital	14,937,127	14,771,222
Subscriptions received in advance	99,950	—
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(9,416,650)	(9,304,452)

Total Xtra-Gold Resources Corp. stockholders’ equity	4,226,064	4,072,237
Non-controlling interest	(93,537)	(76,629)

Total stockholders’ equity	4,132,527	3,995,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,459,684	$4,550,587

History and organization of the Company (Note 1)
Contingency and commitments (Note 12)
Subsequent event (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2010	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

EXPENSES
Amortization	$196,398	$10,753	$17,048
Exploration	12,216,119	181,907	39,954
General and administrative	5,219,426	234,193	62,362
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(17,657,943)	(426,853)	(119,364)

OTHER ITEMS
Foreign exchange gain (loss)	415,441	44,913	(25,597)
Interest expense	(241,294)	(641)	(642)
Realized gains (losses) on sales of trading securities	106,779	83,199	(17,377)
Net unrealized gains (losses) on trading securities	85,712	152,285	(94,417)
Other income	840,723	17,991	49,805
Recovery of gold	6,843,965	—	11,603
Gain on disposal of property	96,430	—	—

	8,147,756	297,747	(76,625)

Consolidated loss for the period	(9,510,187)	(129,106)	(195,989)

Net loss attributable to non-controlling interest	93,537	16,908	—

Loss for the period	$(9,416,650)	$(112,198)	$(195,989)
Basic and diluted loss per common share		$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding		33,342,096	31,330,602

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2010	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,510,187)	$(129,106)	$(195,989)
Items not affecting cash:
Amortization	196,398	10,753	17,048
Amortization of deferred financing costs	46,202	1,283	642
Accretion of asset retirement obligation	18,869	1,798	1,634
Shares issued for services	202,365	—	—
Stock-based compensation	1,091,257	24,075	33,908
Unrealized foreign exchange (gain) loss	(469,086)	(39,297)	30,063
Realized (gains) losses on sale of trading securities	(106,779)	(83,199)	17,377
Purchase of trading securities (Note 4)	(11,564,690)	—	(228,539)
Proceeds on sale of trading securities (Note 4)	11,045,146	875,254	383,411
Unrealized (gains) losses on trading securities	(85,712)	(152,285)	94,417
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(56,312)	(18,225)	58,423
Increase (decrease) in accounts payable and accrued liabilities	242,761	20,380	(160,928)
Increase in due to related party	50,000	—	—

Net cash provided by (used in) operating activities	(8,966,410)	511,431	51,467

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(165,000)	(108,000)	—
Subscriptions received in advance	99,950	99,950	—
Issuance of capital stock, net of financing costs	9,842,432	—	—

Net cash provided by (used in) financing activities	10,631,180	(8,050)	—

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2010	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(558,057)	(124,081)	—
Deposit on equipment	(151,506)	—	—
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	310,390	—	—
Net cash used in investing activities	(662,800)	(124,081)	—

Change in cash and cash equivalents during the period	1,001,970	379,300	51,467

Cash and cash equivalents, beginning of the period	—	622,670	271,573

Cash and cash equivalents, end of the period	$1,001,970	$1,001,970	$323,040

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Common Stock						Deficit
	Number of Shares	Amount	Additional Paid in Capital	Subscriptions Received in Advance	Deficit	Non- Controlling Interest	Accumulated During the Exploration Stage	Total

Balance, December 31, 2009	33,231,477	$33,231	$14,771,222	$—	$(1,427,764)	$(76,629)	$(9,304,452)	$3,995,608

February, 2010 – Conversion of debentures at $1.00 per share	250,000	250	249,750	—	—	—	—	250,000

March, 2010 – Repurchase and cancellation of shares at $1.34 per share	(80,891)	(80)	(107,920)	—	—	—	—	(108,000)

Stock-based compensation	—	—	24,075	—	—	—	—	24,075

Subscriptions received in advance	—	—	—	99,950	—	—	—	99,950

Loss for the period	—	—	—	—	—	(16,908)	(112,198)	(129,106)

Balance, March 31, 2010	33,400,586	$33,401	$14,937,127	$99,950	$(1,427,764)	$(93,537)	$(9,416,650)	$4,132,527

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2010

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $129,106 for the three months ended March 31, 2010 and has accumulated a deficit during the exploration stage of $9,416,650. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At March 31, 2010, the Company has working capital of $1,994,325.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2010

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

In December 2007, the FASB issued authoritative guidance related to non-controlling interests in consolidated financial statements, which was an amendment of ARB No. 51. This guidance is set forth in ASC 810, Consolidation. ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning on or after December 15, 2008, which for the Company was the fiscal year beginning January 1, 2009. The Company adopted ASC 810 at January 1, 2009, which has resulted in $76,629 allocated to the non-controlling interest for the year ended December 31, 2009.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2010

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Recent accounting pronouncements (cont’d...)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has adopted ASU 2010-06, which did not have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010-09 in February 2010, and its adoption did not have a material impact on the Company’s financial reporting and disclosures.

4.	INVESTMENTS IN TRADING SECURITIES

At March 31, 2010, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of March 31, 2010, the fair value of trading securities was $1,181,121 (December 31, 2009 – $1,781,594).

5.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term.

6.	MINERAL PROPERTIES

	March 31, 2010	December 31, 2009

Acquisition costs	$ 1,607,729	$ 1,607,729
Asset retirement obligation	54,835	54,835
Total	$ 1,662,564	$ 1,662,564

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

(Expressed in U.S. Dollars)

MARCH 31, 2010

(unaudited)

6.	MINERAL PROPERTIES (cont’d…)

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

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The debentures BORE interest at 7% per annum, payable quarterly, and the principal balance is repayable by June 30, 2010. Debenture holders have the option to convert any portion of the outstanding principal into common shares at the conversion rate of $1 per share. During the year ended December 31, 2008, convertible debentures totalling $650,000 were converted into 650,000 common shares. During the three months ended March 31, 2010, the convertible debenture of $250,000 was converted into 250,000 common shares.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2010

(unaudited)

8.	CAPITAL STOCK

Cancellation of shares

During the three months ended March 31, 2010, in settlement of a lawsuit, the Company paid $108,000 for the return of 80,891 common shares which were subsequently cancelled.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

At March 31, 2010, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

432,000	$0.70	May 1, 2013
270,000	$0.75	May 1, 2013
270,000	$0.75	May 1, 2013
110,000	$1.00	February 15, 2011
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013

Stock option transactions and the number of stock options outstanding are summarized as follows:

	March 31, 2010		December 31, 2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	972,000	$ 0.73	1,080,000	$ 0.73
Granted	434,000	$ 1.00	—	—
Exercised	—	—	—	—
Cancelled/Expired	—	—	(108,000)	0.70

Outstanding, end of period	1,406,000	$ 0.81	972,000	$ 0.73

Exercisable, end of period	1,024,000	$ 0.74	972,000	$ 0.73

The aggregate intrinsic value for options vested as of March 31, 2010 is approximately $368,640 (March 31, 2009 - $Nil) and for total options outstanding is approximately $407,740 (March 31, 2009 - $Nil).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2010

(unaudited)

8.	CAPITAL STOCK (cont’d...)

Stock-based compensation

The fair value of stock options granted during the three months ended March 31, 2010 totalled $255,163 (March 31, 2009 - $Nil). During the three months ended March 31, 2010, $24,075 (March 31, 2009 - $33,908) was expensed and included in general and administrative expenses for options that were vested. The remaining $231,088 (March 31, 2009 - $49,963) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the three month periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Risk-free interest rate	1.47%	—
Expected life	2	—
Annualized volatility	102%	—
Dividend rate	—	—

The weighted average fair value of options granted was $0.57 (March 31, 2009 - $Nil).

Warrants

At March 31, 2010, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

350,000	$1.00	April 1, 2011
360,000	$1.00	April 16, 2011
308,000	$1.00	May 19, 2011
188,438	$1.00	August 5, 2011
403,600	$1.50	June 16, 2011

Warrant transactions and the number of warrants outstanding are summarized as follows:

	March 31, 2010	December 31, 2009

Balance, beginning of period	1,610,038	1,514,471
Issued	—	1,610,038
Exercised	—	—
Expired	—	(1,514,471)
Balance, end of period	1,610,038	1,610,038

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2010

(unaudited)

9.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $35,271 (2009 - $17,731) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $8,169 (2009 – $2,819) to directors of the Company or companies controlled by directors.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to March 31, 2010	2010	2009

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

The significant non-cash transaction during the three months ended March 31, 2010 was the conversion of $250,000 of a convertible debenture into 250,000 common shares.

There were no significant non-cash transactions during the three months ended March 31, 2009.

11.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	March 31, 2010	December 31, 2009

Capital assets:
Canada	$53,714	$94,751
Ghana	2,158,192	1,852,321

Total capital assets	$2,211,906	$1,947,072

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MARCH 31, 2010

(unaudited)

12.	CONTINGENCY AND COMMITMENTS

(a)

Effective May 1, 2006, the Company entered into a management consulting agreement with the Vice President, Exploration whereby the Company paid CAD$5,000 (USD$5,096) per month for three years for providing 50% of his time in consulting services to the Company (renewed to May 1, 2010 at a rate of CAD$10,000 (USD$10,192) per month effective September 1, 2009 for providing the majority of his time in consulting services to the Company). In the event of termination, without cause, 18 months of fees will be payable. A further renewal is being negotiated.

(b)

The Company leases its corporate office space located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$3,868 (USD$4,028) per month.

13.	SUBSEQUENT EVENT

(a)

Subsequent to March 31, 2010, the Company issued 838,000 units at a price of $1.00 per unit for total proceeds of $838,000 pursuant to a private placement. Each unit consists of one common share and one-half of a share purchase warrant. Each whole warrant (the “Warrant”) entitles the holder to acquire an additional common share for $1.50 per share for 18 months from the date of issuance, subject to a forced conversion provision whereby if, at any time after 12 months from the date of issuance of the Warrants, the Company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, the Company shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. The Company also issued finder’s warrants enabling the holders to acquire up to 73,800 common shares at the same terms as the Warrants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the three months ended March 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, we suspended our operations at our Kwabeng Project while Management considered a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. As at the date of this Report, we have not planned to resume operations at our Kwabeng Project. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of gold operations at this Project, as noted above; (ii) advance the development of our Kibi Gold Trend located on our Apapam Project by carrying out the Phase III Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Our company’s loss for the three months ended March 31, 2010 was $112,198 as compared to a net loss of $195,989 for the three months ended March 31, 2009, a decrease of $83,791. We incurred expenses of $426,853 in the three months ended March 31, 2010 as compared to $119,364 in the three months ended March 31, 2009, an increase $307,489. The increase in expenses in the three months ended March 31, 2010 can be primarily attributed to an increase in exploration costs to $181,907 (2009 - $39,954) resulting from trenching activities conducted at our Apapam Project. All exploration costs for the three months ended March 31, 2010 were booked as exploration expenses. The increase in general and administrative expenses (“G&A”) to $234,193 for the three months ended March 31, 2010, as compared to $62,362 for the three months ended March 31, 2009 can be primarily attributed to consulting fees, marketing costs, stock-based compensation, travel expenses and labor costs at our Apapam Project.

Our company’s loss for the three months ended March 31, 2010 was less than our results for the three months ended March 31, 2009 primarily due to a significant net unrealized gain on trading securities of $152,285 (compared to a net unrealized loss of $94,417 in 2009). Trading securities were comprised mostly of investments in common shares and income trust units of resource companies. The net unrealized gain can be attributed to an increase in the market value of those securities due to improved market and economic conditions, in particular, the significant rebounding of the Canadian dollar in which our company’s marketable securities are denominated.

Other items totaled a gain of $297,747 for the three months ended March 31, 2010 compared to a loss of $76,625 for the three months ended March 31, 2009. During the three months ended March 31, 2010, due to the continued suspension of operations at our Kwabeng Project, our company sold $nil fine ounces of gold from this Project as compared to $11,603 for the three months ended March 31, 2009 which was booked as Recovery of Gold. Our company had a foreign exchange gain of $44,913 for the three months ended March 31, 2010 (2009 – loss of $25,597) which can be attributed to the sharp appreciation of the Canadian dollar. Our company’s portfolio of marketable securities is largely Canadian currency denominated. Additionally, the continuing weakness of the US dollar decreased our company’s expenses that are denominated in other foreign currencies. Consequently, transactions denominated in US dollars would be less expensive.  Our company benefited from these currency fluctuations during the three months ended March 31 2010.

Our company’s portfolio of marketable securities had an unrealized gain of $152,285 (compared to an unrealized loss of $94,417 in 2009) due to improved market conditions and less economic strain through this reporting period. Our company’s securities portfolio realized a gain of $83,199 on the sale of trading securities during the three months ended March 31, 2010 compared to a realized loss in 2009 of $17,377. Other income, primarily derived from dividends and interest earned, decreased (2010 – $17,991; 2009 - $49,805).

Our company’s basic and diluted loss per share for the three months ended March 31, 2010 was $0.00 compared to net loss of $0.01 per share for the three months ended March 31, 2009. The weighted average number of shares outstanding was 33,342,096 at March 31, 2010 compared to 31,330,602 for the three months ended March 31, 2009. The increase in the weighted average number of shares outstanding can be attributed to the issuance of (i) 250,000 shares in connection with the conversion of the remaining Debenture; and (ii) the repurchase and subsequent cancellation of 80,891 shares in connection with a debt settlement.

Liquidity and Capital Resources

Historically, Xtra-Gold’s principal source of funds is its available resources of cash and cash equivalents and investments, as well as equity and debt financings.

Unrealized Gain on Trading Securities

Unrealized gain on trading securities represents the change in value of securities as of the end of the financial reporting period. For the three months ended March 31, 2010, our company recognized an unrealized gain of $152,285 on trading securities, as compared to an unrealized loss of $94,417 for the three months ended March 31, 2009. The change reflects a significant increase in the value of our company’s resource company investments. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash provided by financing activities for the three months ended March 31, 2010 was $Nil (2009 - $Nil).

As of March 31, 2010, our company had working capital equity of $1,994,325, comprised of current assets of $2,247,778 less current liabilities of $253,453. Our company’s current assets were comprised mostly of $1,001,970 in cash and cash equivalents and $1,181,121 in trading securities, which is based on our company’s analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our company’s trading securities are held in its investment portfolio with an established brokerage in Canada in which our company primarily invests in the common shares and income trust fund units of publicly traded resource companies.

Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. Our company has no lines of credit or other bank financing arrangements. Generally, our company has financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with our company’s business plan, Management anticipates that our Company will spend an aggregate of approximately $2,000,000 comprised of $1,000,000 for exploration expenses in connection with our planned Phase III Drill Program of our Kibi Gold Trend located on our Apapam Project and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses). However, we may not expend this amount unless we are able to raise additional capital. Upon completion of our planned exploration program at our Apapam Project, in particular, the Phase III Drill Program, we plan to spend an additional $5,000,000 in drilling expenditures in the Kibi Gold Trend to identify a potential resource. This $5,000,000 drilling program cannot be completed unless our company is successful in raising additional capital.

Until our company achieves profitability, we will need to raise additional capital for its exploration programs. Our company intends to finance these expenses with our cash proceeds and to the extent that our cash proceeds are not sufficient, then from further sales of our equity securities or debt securities, or from investment income. Thereafter, our company may need to raise additional capital to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, our company may not be able to take advantage of prospective new business endeavors or opportunities or existing agreements and projects which could significantly and materially restrict our company’s business operations.

The independent auditors’ report accompanying Xtra-Gold’s December 31, 2009 and December 31, 2008 consolidated financial statements contains an explanatory paragraph expressing doubt about our company’s ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that our company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business.

Recent Capital Raising Transactions

During the three months ended March 31, 2010, our company received subscription proceeds of $99,950 in advance of a private placement which was completed in April 2010.  Net cash outflows from financing activities were $8,050 (2009 - $Nil) which reflects the payment of $108,000 for the repurchase and subsequent cancellation of 80,891 shares in connection with a debt settlement.

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

(b)	Repayment of Convertible Debentures and Accrued Interest

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The convertible debentures (the “Debentures”) bear interest at 7% per annum, payable quarterly, and the principal balance is repayable by June 30, 2010. As a result of our common stock having traded for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares, in June 2008, our company provided notice to the Debenture holders of the automatic conversion of the Debentures. Consequently, interest payments ceased as at June 30, 2008. During the year ended December 31, 2008, Debentures totaling $650,000 were converted into 650,000 common shares. During the three months ended March 31, 2010, our company converted the remaining Debenture of $250,000 by way of the issuance of 250,000 common shares.

(c)	Further Material Commitments

Further material commitments are subject to new funding arrangements to be obtained or agreements not yet formalized.

Purchase of Significant Equipment

We do not expect to purchase significant equipment to conduct our exploration activities. We own the equipment necessary to carry out such activities, except for a drill rig which we plan to rent.

Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Significant Accounting Applications

The accompanying unaudited financial statements have been prepared by Xtra-Gold in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with Xtra-Gold’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our company’s 10-K Annual Report, filed March 31, 2010, with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent Accounting Pronouncements

During the third quarter of 2009, our company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105, “Generally Accepted Accounting Principles” (the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to our condensed consolidated financial statements, it did not result in any impact on our company’s results of operations, financial condition, or cash flows.

In December 2007, the FASB issued authoritative guidance related to non-controlling interests in consolidated financial statements, which was an amendment of ARB No. 51. This guidance is set forth in ASC 810, Consolidation. ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning on or after December 15, 2008, which for ou company was the fiscal year beginning January 1, 2009. Our company adopted ASC 810 at January 1, 2009, which has resulted in $76,629 allocated to the non-controlling interest for the year ended December 31, 2009.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Our company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on our company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our company has adopted ASU 2010-06, which did not have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature Most of ASU 2010-09 is effective upon issuance of the update. Our company adopted ASU 2010-09 in February 2010, and its adoption did not have a material impact on our company’s financial reporting and disclosures.

We do not anticipate that the adoption of the foregoing pronouncements will have a material effect on our company’s consolidated financial position or results of operations.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Xtra-Gold’s financial condition, results of operations, business prospects, plans, objectives, goals, strategies, expectations, future events, capital expenditure and exploration efforts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should” “may”, “will”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports that Xtra-Gold files with the Securities and Exchange Commission. These factors may cause our company’s actual results to differ materially from any forward-looking statement. Our company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4T.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Xtra-Gold’s management, including its Principal Executive Officer, who also serves as our company’s Principal Financial Officer in order to allow timely decisions in connection with required disclosure. Our company’s Principal Executive Officer is not a financial or accounting professional, and our company lacks any accounting staff who are sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as our company hires a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that our company may experience material weaknesses in our disclosure controls that may result in errors in our company’s financial statements in future periods.

(b)	Evaluation of Disclosure Controls and Procedures

Management does not expect that our company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Management has evaluated the effectiveness of the design and operation of our company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, management has concluded that our company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that our company files and submits under the Exchange Act is recorded, processed, summarized and reported, as and when required.

(c)	Changes in Internal Controls

During the quarter of the fiscal year covered by this Report, there were no changes in our company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Our company was party to a lawsuit for the sum of $121,336.66 filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. We believed that the debt had previously been discharged through the transfer of our shares to the subcontractor in 2008. During the quarter ended March 31, 2010, we settled the lawsuit by paying the subcontractor $108,000 in return for the shares previously issued which we subsequently cancelled.

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended March 31, 2010.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2010.

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

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

The following documents are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2010	XTRA-GOLD RESOURCES CORP. (Registrant)

By	/s/ James Werth Longshore
James Werth Longshore Principal Executive Officer and Principal Financial Officer