Form 10-Q
period 2010-06-30
XTRA-GOLD RESOURCES CORP
filed 2010-08-13
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at August 10, 2010
Common stock - $0.001 par value	34,488,586

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(unaudited)

AS AT

	June 30, 2010	December 31, 2009

ASSETS
Current
Cash and cash equivalents	$1,571,178	$622,670
Investment in trading securities, at fair value (cost of $539,888 (December 31, 2009 - $1,636,628) (Note 4))	666,939	1,781,594
Receivables and other	57,674	46,462
Deposit for equipment	—	151,506

Total current assets	2,295,791	2,602,232

Equipment	682,903	244,508
Deferred financing costs	—	1,283
Oil and gas investment (Note 5)	—	40,000
Mineral properties (Note 6)	1,662,564	1,662,564

TOTAL ASSETS	$4,641,258	$4,550,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$169,079	$233,073
Convertible debentures (Note 7)	—	250,000

Total current liabilities	169,079	483,073

Asset retirement obligation	75,502	71,906
Total liabilities	244,581	554,979

Stockholders’ equity
Capital stock (Note 8)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
34,488,586 common shares (December 31, 2009 –33,231,477 common shares)	34,489	33,231
Additional paid in capital	16,197,744	14,771,222
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(10,303,017)	(9,304,452)

Total Xtra-Gold Resources Corp. stockholders’ equity	4,501,452	4,072,237
Non-controlling interest	(104,775)	(76,629)

Total stockholders’ equity	4,396,677	3,995,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,641,258	$4,550,587

History and organization of the Company (Note 1)
Contingency and commitments (Note 12)
Subsequent events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2010	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

EXPENSES
Amortization	$206,279	$9,881	$17,014	$20,634	$34,062
Exploration	12,471,481	255,362	64,583	437,269	104,537
General and administrative	5,705,150	485,724	215,054	719,917	277,416
Write-off of mineral property	26,000	—	—	—	—

LOSS BEFORE OTHER ITEMS	(18,408,910)	(750,967)	(296,651)	(1,177,820)	(416,015)

OTHER ITEMS
Foreign exchange gain (loss)	377,238	(38,203)	155,867	6,710	130,270
Interest expense	(241,936)	(642)	(641)	(1,283)	(1,283)
Realized gains (losses) on sales of trading securities	158,721	51,942	(72,575)	135,141	(89,952)
Net unrealized gain (loss) on trading securities	(84,874)	(170,586)	285,100	(18,301)	190,683
Other income	851,574	10,851	23,237	28,842	73,042
Recovery of gold	6,843,965	—	—	—	11,603
Gain on disposal of property	96,430	—	—	—	—

	8,001,118	(146,638)	390,988	151,109	314,363

Consolidated income (loss) for the period	(10,407,792)	(897,605)	94,337	(1,026,711)	(101,652)

Net loss attributable to non-controlling interest	104,775	11,238	—	28,146	—

Income (loss) for the period	$(10,303,017)	$(886,367)	$94,337	$(998,565)	$(101,652)
Basic and diluted income (loss) per common share		$(0.03)	$0.00	$(0.03)	$0.00
Basic and diluted weighted average number of common shares outstanding		34,115,817	32,042,536	33,725,082	31,686,602

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2010	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,407,792)	$(1,026,711)	$(101,652)
Items not affecting cash:
Amortization	206,279	20,634	34,062
Amortization of deferred financing costs	46,202	1,283	1,283
Accretion of asset retirement obligation	20,667	3,596	3,268
Shares issued for services	202,365	—	—
Stock-based compensation	1,378,811	311,629	52,430
Unrealized foreign exchange gain	(447,167)	(17,378)	(85,182)
Realized (gains) losses on sale of trading securities	(158,721)	(135,141)	89,952
Purchase of trading securities (Note 4)	(11,564,690)	—	(570,843)
Proceeds on sale of trading securities (Note 4)	11,418,765	1,248,873	661,115
Unrealized (gains) losses on trading securities	84,874	18,301	(190,683)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(39,299)	(1,212)	56,786
Increase (decrease) in accounts payable and accrued liabilities	158,387	(63,994)	(308,628)
Increase in due to related party	50,000	—	—

Net cash provided by (used in) operating activities	(9,117,961)	359,880	(358,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(165,000)	(108,000)	(50,000)
Issuance of capital stock, net of financing costs	10,816,583	974,151	677,040

Net cash provided by financing activities	11,505,381	866,151	627,040

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2010	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(741,499)	(307,523)	—
Deposit on equipment	(151,506)	—	—
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	340,390	30,000	—
Net cash used in investing activities	(816,242)	(277,523)	—

Change in cash and cash equivalents during the period	1,571,178	948,508	268,948

Cash and cash equivalents, beginning of the period	—	622,670	271,573

Cash and cash equivalents, end of the period	$1,571,178	$1,571,178	$540,521

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(unaudited)

	Capital Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non-Controlling Interest	Accumulated During the Exploration Stage	Total

Balance, December 31, 2009	33,231,477	$33,231	$14,771,222	$(1,427,764)	$(76,629)	$(9,304,452)	$3,995,608

February, 2010 – Conversion of debentures at $1.00 per share	250,000	250	249,750	—	—	—	250,000

March, 2010 – Repurchase and cancellation of shares at $1.34 per share	(80,891)	(80)	(107,920)	—	—	—	(108,000)

April, 2010 – Private placement at $1.00 per unit	838,000	838	837,162	—	—	—	838,000

April, 2010 – Finders’ warrants on private placement	—	—	40,516	—	—	—	40,516

June, 2010 – Private placement at $1.00 per unit	250,000	250	249,750	—	—	—	250,000

June, 2010 – Finders’ warrants on private placement	—	—	15,091	—	—	—	15,091

Share issuance costs	—	—	(169,456)	—	—	—	(169,456)

Stock-based compensation	—	—	311,629	—	—	—	311,629

Loss for the period	—	—	—	—	(28,146)	(998,565)	(1,026,711)

Balance, June 30, 2010	34,488,586	$34,489	$16,197,744	$(1,427,764)	$(104,775)	$(10,303,017)	$4,396,677

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $998,565 for the six months ended June 30, 2010 and has accumulated a deficit during the exploration stage of $10,303,017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At June 30, 2010, the Company has working capital of $2,126,712.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

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

Recent accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock (Topic 718), amending ASC 718, ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of ASU 2010-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Recent accounting pronouncements (cont’d...)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature. Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010-09 in February 2010, and its adoption did not have a material impact on the Company’s financial reporting and disclosures.

4.	INVESTMENTS IN TRADING SECURITIES

At June 30, 2010, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of June 30, 2010, the fair value of trading securities was $666,939 (December 31, 2009 – $1,781,594).

5.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term. During the six months ended June 30, 2010, the Company sold its 18.9% participating interest for $40,000.

6.	MINERAL PROPERTIES

	June 30, 2010	December 31, 2009

Acquisition costs	$ 1,607,729	$ 1,607,729
Asset retirement obligation	54,835	54,835
Total	$ 1,662,564	$ 1,662,564

Kwabeng, Pameng and Kibi Projects

The Company holds three mining leases in Ghana. These mining leases grant the Company mining rights to produce gold in the leased areas until July 26, 2019 with respect to the Kwabeng and Pameng Projects and until December 17, 2015 with respect to the Kibi Project (formerly known as the Apapam Project), the latter of which can be renewed for a further 30 year term on application and payment of applicable fees to the Minerals Commission. All gold production will be subject to a 3% production royalty of the net smelter returns (“NSR”).

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

(Expressed in U.S. Dollars)

JUNE 30, 2010

(unaudited)

6.	MINERAL PROPERTIES (cont’d…)

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

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The debentures bore interest at 7% per annum, payable quarterly, and the principal balance was repayable by June 30, 2010. Debenture holders had the option to convert any portion of the outstanding principal into common shares at the conversion rate of $1 per share. During the year ended December 31, 2008, convertible debentures totalling $650,000 were converted into 650,000 common shares. During the six months ended June 30, 2010, the convertible debenture of $250,000 was converted into 250,000 common shares.

8.	CAPITAL STOCK

Cancellation of shares

During the six months ended June 30, 2010, in settlement of a lawsuit, the Company paid $108,000 for the return of 80,891 common shares which were subsequently cancelled.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

(unaudited)

8.	CAPITAL STOCK (cont’d…)

Private placements

In June 2010, the Company completed a private placement financing and, on closing of this transaction (the “Closing”), issued 250,000 units at $1.00 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one half of one common stock purchase warrant (“Warrant”). One whole Warrant enables the holder to acquire an additional common share at a price of $1.50 expiring 18 months from the Closing, subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, the Company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, the Company shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. The Company also issued finder’s warrants with a fair value of $15,090 enabling the holders to acquire up to 25,000 common shares at the same terms as the Warrants. The fair value of finder’s warrants was calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 2.17%, volatility of 100% and a dividend rate of 0%.

In April 2010, the Company completed a private placement financing and, on closing of this transaction (the “Closing”), issued 838,000 units at $1.00 per unit for gross proceeds of $838,000. Each unit consisted of one common share and one half of one common stock purchase warrant (“Warrant”). One whole Warrant enables the holder to acquire an additional common share at a price of $1.50 expiring 18 months from the Closing, subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, the Company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, the Company shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. The Company also issued finder’s warrants with a fair value of $40,516 enabling the holders to acquire up to 73,800 common shares at the same terms as the Warrants. The fair value of finder’s warrants was calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 2.39%, volatility of 109% and a dividend rate of 0%.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the board of directors.

At June 30, 2010, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

324,000	$0.70	May 1, 2013
270,000	$0.75	May 1, 2013
270,000	$0.75	May 1, 2013
110,000	$1.00	February 15, 2011
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
70,000	$1.05	May 1, 2013
270,000	$1.00	May 1, 2013

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

(unaudited)

8.	CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

Stock option transactions and the number of stock options outstanding are summarized as follows:

	June 30, 2010		December 31, 2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	972,000	$ 0.73	1,080,000	$ 0.73
Granted	774,000	$ 1.00	—	—
Exercised	—	—	—	—
Cancelled/Expired	(108,000)	$ 0.70	(108,000)	0.70

Outstanding, end of period	1,638,000	$ 0.86	972,000	$ 0.73

Exercisable, end of period	1,354,500	$ 0.83	972,000	$ 0.73

The aggregate intrinsic value for options vested as of June 30, 2010 is approximately $474,000 (June 30, 2009 - $Nil) and for total options outstanding is approximately $523,540 (June 30, 2009 - $Nil).

Stock-based compensation

The fair value of stock options granted during the six months ended June 30, 2010 totaled $519,765 (June 30, 2009 - $Nil). During the six months ended June 30, 2010, $311,629 (June 30, 2009 - $52,430) was expensed and included in general and administrative expenses for options that were vested. The remaining $208,136 (June 30, 2009 - $31,440) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the six month periods ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Risk-free interest rate	1.58%	—
Expected life	3 years	—
Annualized volatility	101%	—
Dividend rate	—	—

The weighted average fair value of options granted was $0.67 (June 30, 2009 - $Nil).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

(unaudited)

8.	CAPITAL STOCK (cont’d…)

Warrants

At June 30, 2010, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

350,000	$1.00	April 1, 2011
360,000	$1.00	April 16, 2011
308,000	$1.00	May 19, 2011
188,438	$1.00	August 5, 2011
403,600	$1.50	June 16, 2011
492,800	$1.50	October 19, 2011
150,000	$1.50	December 11, 2011

Warrant transactions and the number of warrants outstanding are summarized as follows:

	June 30, 2010	December 31, 2009

Balance, beginning of period	1,610,038	1,514,471
Issued	642,800	1,610,038
Exercised	—	—
Expired	—	(1,514,471)
Balance, end of period	2,252,838	1,610,038

9.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 and 2009, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $115,939 (2009 – $45,848) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $15,799 (2009 – $5,822) to directors of the Company or companies controlled by directors.

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

(unaudited)

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to June 30, 2010	2010	2009

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

The significant non-cash transactions during the six months ended June 30, 2010 was the conversion of $250,000 of a convertible debenture into 250,000 common shares and the issuance of 98,800 finders’ warrants valued at $55,607 pursuant to private placements. Included in accounts receivable is $10,000 related to the sale of an oil and gas interest for a total of $40,000.

There were no significant non-cash transactions during the six months ended June 30, 2009.

11.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	June 30, 2010	December 31, 2009

Capital assets:
Canada	$12,679	$94,751
Ghana	2,332,788	1,852,321

Total capital assets	$2,345,467	$1,947,072

12.	CONTINGENCY AND COMMITMENTS

(a)

Effective September 1, 2009, the Company has paid CAD$10,000 (USD10,192) per month to its Vice President, Exploration for providing the majority of his time in consulting services to the Company). In the event of termination, without cause, 18 months of fees will be payable. A new management consulting agreement is currently  being negotiated.

(b)

The Company leases its corporate office space located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$3,868 (USD$4,028) per month.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

(unaudited)

13.	SUBSEQUENT EVENTS

(a)

The Company executed a letter of intent with Verbina Resources Inc. (“Verbina”) on July 21, 2010 whereby Verbina can acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”) upon completion by Verbina of (i) a cash payment to the Company of $100,000 upon the date of execution of a definitive binding agreement to be entered into between the parties (the “Effective Date”); (ii) a cash payment to the Company of $200,000 within 90 days of the Effective Date; (iii) the issuance of 1,000,000 fully paid and non-assessable common shares of Verbina to the Company upon the Effective Date; and (iv) Verbina incurring $4,500,000 in exploration expenditures (“Expenditures”) on the Concessions with five years of the Effective Date, as to (A) $500,000 being incurred in the first year from the Effective Date; and (B) $1,000,000 being incurred in each year thereafter. Verbina shall have the right to accelerate the Expenditures at any time.

The Company is to be paid a further $50,000 by Verbina on the Effective Date whereby Verbina will acquire an immediate 55% interest in the alluvial rights to the Concessions, such purchase being subject to a definitive agreement to be entered into between the parties on or before the Effective Date.

(b)

On July 1, 2010, the Company granted 90,000 stock options to an officer of the Company. The options are exercisable at a price of $1.15 per share for three years and will vest as to 2,500 options per month.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the six months ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Xtra-Gold is a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 246.84 sq km comprised of 51.67 sq km for our Banso Project, 55.65 sq km for our Muoso Project, 33.65 sq km for our Kibi Project (formerly known as the Apapam Project), 44.76 sq km for our Kwabeng Project, 40.51 sq km for our Pameng Project and 20.60 sq km for our Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in our respective mining leases, prospecting licenses and/or option agreement.

Our strategic plan is, with respect to our gold projects: (i) to focus our efforts and dedicate our financial resources toward the potential to drill out a resource and, perhaps ultimately, a reserve of the Kibi Gold Discovery located on our Kibi Project; (ii) to define a resource and, perhaps ultimately, a reserve on our other exploration projects; (iii) to enter into negotiations with independent Ghanaian contract miners and operators to assume our recovery of gold operations at our Kwabeng Project with a view to these contractors conducting recovery of gold operations for fixed payments to our company; and (iv) to acquire further interests in gold mineralized projects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating the potential to define reserves.

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

Our ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, we suspended our operations at our Kwabeng Project while Management considered a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. As at the date of this Report, we have not planned to resume operations at our Kwabeng Project. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of gold operations at this Project, as noted above; (ii) advance the development of our Kibi Gold Discovery located on our Kibi Project by carrying out the Phase III Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, over the next 12 months, we will spend an aggregate of approximately $2,000,000 comprised of $1,000,000 for exploration expenses in connection with our planned Phase III Drill Program of our Kibi Gold Discovery located on our Kibi Project and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses). However, we may not expend this amount unless we are able to raise additional capital. Upon completion of our Phase III Drill Program at our Kibi Project, subject to positive results from this program, we plan to spend an additional $5,000,000 in drilling expenditures on the Kibi Gold Discovery to identify a potential resource. This $5,000,000 drilling program cannot be completed unless our company is successful in raising additional capital.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Our company’s loss for the three months ended June 30, 2010 was $897,605 as compared to a net income of $94,337 for the three months ended June 30, 2009. We incurred expenses of $750,967 in the three months ended June 30, 2010 as compared to $296,651 in the three months ended June 30, 2009, an increase $454,316. The increase in expenses in the three months ended June 30, 2010 can be primarily attributed to an increase in exploration costs to $255,362 (2009 - $64,583) resulting from trenching and other exploration activities conducted at our Kibi Project. All exploration costs for the three months ended June 30, 2010 were booked as exploration expenses. The increase in general and administrative expenses (“G&A”) to $485,724 for the three months ended June 30, 2010, as compared to $215,054 for the three months ended June 30, 2009 can be primarily attributed to stock-based compensation of $287,554 (2009 - $18,522) expensed with respect to a stock options vested during the period, consulting fees, regulatory filing fees, marketing costs, and travel expenses.

Other items totaled a loss of $146,638 for the three months ended June 30, 2010 compared to a gain of $390,988 for the three months ended June 30, 2009. During the three months ended June 30, 2010, our company had a foreign exchange loss of $38,203 compared to a gain of $155,867 in the three months ended June 30, 2009 which loss can be attributed to currency fluctuations.

Our company’s portfolio of marketable securities had an unrealized loss of $170,586 in the three months ended June 30, 2010 compared to an unrealized gain of $285,100 in the three months ended June 30, 2009 which loss can be attributed to extreme volatility in the public equity markets this reporting period. Our company’s portfolio of marketable securities is largely Canadian currency denominated. Our company’s securities portfolio realized a gain of $51,942 on the sale of trading securities during the three months ended June 30, 2010 compared to a realized loss in 2009 of $72,575. Other income, primarily derived from dividends and interest earned, decreased in the three months ended June 30, 2010 to $10,851 as compared to $23,237 in 2009.

Our company’s basic and diluted income (loss) per share for the three months ended June 30, 2010 was ($0.03) compared to $0.00 per share for the three months ended June 30, 2009. The weighted average number of shares outstanding was 34,115,817 at June 30, 2010 compared to 32,042,536 for the three months ended June 30, 2009. The increase in the weighted average number of shares outstanding can be attributed to the issuance of 1,088,000 shares in connection with two private placement financings completed during the period.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Our company’s loss for the six months ended June 30, 2010 was $998,565 as compared to a net loss of $101,652 for the six months ended June 30, 2009, an increase of $896,913. We incurred expenses of $1,177,820 in the six months ended June 30, 2010 as compared to $416,015 in the six months ended June 30, 2009, an increase $761,805. The increase in expenses in the six months ended June 30, 2010 can be primarily attributed to an increase in exploration costs to $437,269 (2009 - $104,537) resulting from trenching and other exploration activities conducted at our Kibi Project. All exploration costs for the six months ended June 30, 2010 were booked as exploration expenses. The increase in general and administrative expenses (“G&A”) to $719,917 for the six months ended June 30, 2010, as compared to $277,416 for the six months ended June 30, 2009 can be primarily attributed to stock-based compensation of $311,629 (2009 - $Nil) expensed with respect to stock options vested during the six month period, consulting fees, regulatory filing fees, marketing costs and travel expenses.

Other items totaled a gain of $151,109 for the six months ended June 30, 2010 compared to a gain of $314,363 for the six months ended June 30, 2009. During the six months ended June 30, 2010, due to the continued suspension of operations at our Kwabeng Project, our company sold $nil fine ounces of gold from this Project as compared to $11,603 for the six months ended June 30, 2009 which was booked as Recovery of Gold. Our company had a foreign exchange gain of $6,710 for the six months ended June 30, 2010 (2009 – gain of $130,270) which can be attributed to currency fluctuations.

Our company’s portfolio of marketable securities had an unrealized loss of $18,301 as compared to an unrealized gain of $190,683 in 2009) due to extreme volatility in the public equity markets through this reporting period. Our company’s portfolio of marketable securities is largely Canadian currency denominated. Our company’s securities portfolio realized a gain of $135,141 on the sale of trading securities during the six months ended June 30, 2010 compared to a realized loss in 2009 of $89,952. Other income, primarily derived from dividends and interest earned, decreased (2010 – $28,842; 2009 - $73,042).

Our company’s basic and diluted loss per share for the six months ended June 30, 2010 was $0.03 compared to $0.00 per share for the six months ended June 30, 2009. The weighted average number of shares outstanding was 33,725,082 at June 30, 2010 compared to 31,686,602 for the six months ended June 30, 2009. The increase in the weighted average number of shares outstanding can be attributed to the issuance of (i) 250,000 shares in connection with the conversion of the remaining Debenture; (ii) the repurchase and subsequent cancellation of 80,891 shares in connection with a debt settlement; and (iii) the issuance of 1,088,000 shares in connection with two private placement financings completed during the period.

Liquidity and Capital Resources

Historically, Xtra-Gold’s principal source of funds is its available resources of cash and cash equivalents and investments, as well as equity and debt financings.

Unrealized Loss on Trading Securities

Unrealized loss on trading securities represents the change in value of securities as of the end of the financial reporting period.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

For the three months ended June 30, 2010, our company recognized an unrealized loss of $170,586 on trading securities, as compared to an unrealized gain of $285,100 for the three months ended June 30, 2009.  The change reflects a significant decrease in the value of our company’s resource company investments. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

For the six months ended June 30, 2010, our company recognized an unrealized loss of $18,301 on trading securities, as compared to an unrealized gain of $190,683 for the six months ended June 30, 2009. The change reflects a significant decrease in the value of our company’s resource company investments. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

Net cash provided by financing activities for the six months ended June 30, 2010 was $866,151 (2009 - $627,040).

As of June 30, 2010, our company had working capital equity of $2,126,712, comprised of current assets of $2,295,791 less current liabilities of $169,079. Our company’s current assets were comprised mostly of $1,571,178 in cash and cash equivalents and $666,939 in trading securities, which is based on our company’s analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our company’s trading securities are held in its investment portfolio with an established brokerage in Canada in which our company primarily invests in the common shares and income trust fund units of publicly traded resource companies.

Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. Our company has no lines of credit or other bank financing arrangements. Generally, our company has financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with our company’s business plan, Management anticipates that our company will spend an aggregate of approximately $2,000,000 comprised of $1,000,000 for exploration expenses in connection with our Phase III Drill Program of our Kibi Gold Discovery located on our Kibi Project and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses). However, we may not expend this amount unless we are able to raise additional capital. Upon completion of our Phase III Drill Program at our Kibi Project, subject to positive results from this program, we plan to spend an additional $5,000,000 in drilling expenditures in the Kibi Gold Discovery to identify a potential resource. This $5,000,000 drilling program cannot be completed unless our company is successful in raising additional capital.

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

Recent Capital Raising Transactions

During the six months ended June 30, 2010, our company received gross aggregate subscription proceeds of $1,088,000 in connection with two private placement financings completed during the period at a price of $1.00 per unit.  Each unit consists of one share of common stock and a one-half of a whole common stock purchase warrant (the “Warrants”) at a price of $1.50 per whole Warrant. The Warrants expire 18 months from the closing of each financing; namely October 19, 2011 and December 11, 2011 (each, the “Closing”), subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, the Company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, the Company shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. The Company also issued finders’ warrants of 73,800 and 25,000 on the same terms as the Warrants. Net cash derived from financing activities were $866,151 (2009 - $627,040) which reflects (i) the payment of $108,000 for the repurchase and subsequent cancellation of 80,891 shares in connection with a debt settlement; and (ii) financing costs of $169,456.

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

(iv)	the Apapam concession (Kibi Project); and

(v)	the Edum Banso concession (Edum Banso Project).

With respect to the Kwabeng, Pameng and Kibi Projects, upon and following the commencement of gold production, a royalty of 3% of the net smelter returns is payable quarterly to the Government of Ghana.

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

(b)	Repayment of Convertible Debentures and Accrued Interest

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The convertible debentures (the “Debentures”) bore interest at 7% per annum, payable quarterly, and the principal balance was repayable by June 30, 2010. As a result of our common stock having traded for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares, in June 2008, our company provided notice to the Debenture holders of the automatic conversion of the Debentures. Consequently, interest payments ceased as at June 30, 2008. During the year ended December 31, 2008, Debentures totaling $650,000 were converted into 650,000 common shares. During the six months ended June 30, 2010, our company converted the remaining Debenture of $250,000 by way of the issuance of 250,000 common shares.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock (Topic 718), amending ASC 718, ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of ASU 2010-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued authoritative guidance related to non-controlling interests in consolidated financial statements, which was an amendment of ARB No. 51. This guidance is set forth in ASC 810, Consolidation. ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning on or after December 15, 2008, which for our company was the fiscal year beginning January 1, 2009. Our company adopted ASC 810 at January 1, 2009, which has resulted in $76,629 allocated to the non-controlling interest for the year ended December 31, 2009.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Xtra-Gold’s management, including its Principal Executive Officer and its Principal Financial Officer in order to allow timely decisions in connection with required disclosure. Our company’s Principal Executive Officer is not a financial or accounting professional, and our company lacks any accounting staff who are sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as our company hires a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that our company may experience material weaknesses in our disclosure controls that may result in errors in our company’s financial statements in future periods.

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

Our company was party to a lawsuit for the sum of $121,336 filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. We believed that the debt had previously been discharged through the transfer of our shares to the subcontractor in 2008. During the period ended June 30, 2010, we settled the lawsuit by paying the subcontractor $108,000 in return for the shares previously issued which we subsequently cancelled.

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended June 30, 2010.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2010, our company completed a private equity financing and, on closing of this transaction (the “Closing”), we issued 250,000 units at $1.00 per unit and received gross proceeds of $250,000.  Each unit consists of one share of common stock (the “Share”) and one-half of a common stock purchase warrant.  Each whole common stock purchase warrant (the “Warrant”) entitles the holder to acquire an additional Share for $1.50 per Share for 18 months from the Closing, subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, our company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, we shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. Our company also issued finder’s warrants enabling the holders to acquire up to 25,000 common shares at the same terms as the Warrants.

In April 2010, our company completed a private equity financing and, on closing of this transaction (the “Closing”), we issued 838,000 units at $1.00 per unit and received gross proceeds of $838,000.  Each unit consists of one Share and one-half of a Warrant.  Each whole Warrant entitles the holder to acquire an additional Share for $1.50 per Share for 18 months from the Closing, subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, our company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, we shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. Our company also issued finder’s warrants enabling the holders to acquire up to 73,800 common shares at the same terms as the Warrants.

The proceeds from the financings are being utilized to fund our Phase III drill program on our Kibi Gold Discovery located on our Kibi Project, as well as for general corporate purposes.

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

Date: August 11, 2010		XTRA-GOLD RESOURCES CORP. (Registrant)

	By	/s/ Paul N. Zyla
Paul N. Zyla Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross Principal Financial Officer