Form 10-K/A
period 2009-12-31
XTRA-GOLD RESOURCES CORP
filed 2010-11-05
CIK 1288770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-139037

Xtra-Gold Resources Corp.

(Exact name of registrant as specified in its charter)

Delaware	91-1956240
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

360 Bay Street, Suite 301
Toronto, Ontario, Canada	M5H 2V6
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(416) 366-4227

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Based on the closing sales price of $0.74 per share on June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $22,215,985. The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 33,400,586 as of March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Xtra-Gold Resources Corp. (the “Company”) filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission on March 31, 2010. We are providing management’s report on internal control over financial reporting, which was inadvertently omitted from the Original Filing.

For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 9A of the Original Filing has been amended and restated in its entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, update or otherwise modify the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

PART II
Item 9A. Disclosure Controls and Procedures	3
PART IV
Item 15. Exhibits and Financial Statement Schedules.	4
SIGNATURES	5
EXHIBIT INDEX	6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART II

Item 9A. Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with GAAP.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. As noted above, our Chief Executive Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer is not a financial or accounting professional, and we lack any accounting staff who are sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (a)(2) None

(a) (3) See Exhibit Index beginning on page 6.

(b) Exhibits

See Exhibit Index beginning on page 6.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2010.

Xtra-Gold Resources Corp.

By:	/s/ Paul N. Zyla
Paul N. Zyla
Principal Executive Officer

Xtra-Gold Resources Corp.

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.