Form 10-Q
period 2010-09-30
XTRA-GOLD RESOURCES CORP
filed 2010-11-12
CIK 1288770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at November 10, 2010
Common stock - $0.001 par value	34,848,586

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

As at September 30, 2010

(unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current
Cash and cash equivalents	$1,915,544	$622,670
Investment in trading securities, at fair value (cost of $100,369 (December 31, 2009 - $1,636,628) (Note 4))	169,821	1,781,594
Receivables and other	49,423	46,462
Deposit for equipment	—	151,506

Total current assets	2,134,788	2,602,232

Equipment	659,263	244,508
Deferred financing costs	—	1,283
Oil and gas investment (Note 5)	—	40,000
Mineral properties (Note 6)	1,662,564	1,662,564

TOTAL ASSETS	$4,456,615	$4,550,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$168,744	$233,073
Convertible debentures (Note 7)	—	250,000

Total current liabilities	168,744	483,073

Asset retirement obligation	77,299	71,906
Total liabilities	246,043	554,979

Stockholders’ equity
Capital stock (Note 8)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
34,848,586 common shares (December 31, 2009 –33,231,477 common shares)	34,849	33,231
Additional paid in capital	16,550,842	14,771,222
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(10,866,518)	(9,304,452)

Total stockholders’ equity	4,291,409	4,072,237
Non-controlling interest	(80,837)	(76,629)

Total stockholders’ equity	4,210,572	3,995,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,456,615	$4,550,587

History and organization of the Company (Note 1)
Contingency and commitments (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

For the period ended September 30, 2010

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2010	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

EXPENSES
Amortization	$229,919	$23,640	$16,907	$44,274	$50,969
Exploration	13,343,635	872,154	601,421	1,309,423	705,958
General and administrative	6,075,665	370,515	184,778	1,090,432	462,194
Write-off of mineral property	26,000	—	—	—	—

LOSS BEFORE OTHER ITEMS	(19,675,219)	(1,266,309)	(803,106)	(2,444,129)	(1,219,121)

OTHER ITEMS
Foreign exchange gain	391,583	14,345	116,250	21,055	246,520
Interest expense	(241,936)	—	(642)	(1,283)	(1,925)
Realized gain (loss) on sales of trading securities	193,119	34,398	(90,788)	169,539	(180,740)
Net unrealized gains (losses) on trading securities	(144,431)	(59,557)	318,474	(77,858)	509,157
Other income	855,743	4,169	33,841	33,011	106,883
Recovery of gold	7,577,356	733,391	—	733,391	11,603
Gain on disposal of property	96,430	—	—	—	—

	8,727,864	726,746	377,135	877,855	691,498

Consolidated loss for the period	(10,947,355)	(539,563)	(425,971)	(1,566,274)	(527,623)

Net (income) loss attributable to non-controlling interest	80,837	(23,938)	—	4,208	—

Loss for the period	$(10,866,518)	$(563,501)	$(425,971)	$(1,562,066)	$(527,623)
Basic and diluted loss per common share		$(0.02)	$(0.01)	$(0.05)	$(0.02)
Basic and diluted weighted average number of common shares outstanding		34,625,543	32,378,004	34,031,604	31,919,602

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

For the period ended September 30, 2010

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2010	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,947,355)	$(1,566,274)	$(527,623)
Items not affecting cash:
Amortization	229,919	44,274	50,969
Amortization of deferred financing costs	46,202	1,283	1,925
Accretion of asset retirement obligation	22,464	5,393	4,903
Shares issued for services	202,365	—	—
Stock-based compensation	1,398,568	331,386	63,974
Unrealized foreign exchange loss	(454,088)	(24,299)	(142,089)
Realized losses on sale of trading securities	(193,119)	(169,539)	180,740
Purchase of trading securities (Note 4)	(11,564,690)	—	(635,809)
Proceeds on sale of trading securities (Note 4)	11,907,645	1,737,753	842,953
Unrealized (gains) losses on trading securities	144,431	77,858	(509,157)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(41,048)	(2,961)	18,380
Increase (decrease) in accounts payable and accrued liabilities	158,052	(64,329)	(329,037)
Increase in due to related party	50,000	—	—

Net cash provided by (used in) operating activities	(9,107,296)	370,545	(979,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(165,000)	(108,000)	(50,000)
Issuance of capital stock, net of financing costs	11,150,284	1,307,852	951,311

Net cash provided by financing activities	11,839,082	1,199,852	901,311

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

For the period ended September 30, 2010

(unaudited)

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2010	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(741,499)	(307,523)	—
Deposit on equipment	(151,506)	—	—
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Proceeds on disposal of assets	340,390	30,000	—
Net cash used in investing activities	(816,242)	(277,523)	—

Change in cash and cash equivalents during the period	1,915,544	1,292,874	(78,560)

Cash and cash equivalents, beginning of the period	—	622,670	271,573

Cash and cash equivalents, end of the period	$1,915,544	$1,915,544	$193,013

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

As at September 30, 2010

(unaudited)

	Capital Stock					Deficit
	Number of Shares	Amount	Additional Paid in Capital	Deficit	Non-Controlling Interest	Accumulated During the Exploration Stage	Total

Balance, December 31, 2009	33,231,477	$33,231	$14,771,222	$(1,427,764)	$(76,629)	$(9,304,452)	$3,995,608

February, 2010 – Conversion of debentures at $1.00 per share	250,000	250	249,750	—	—	—	250,000

March, 2010 – Repurchase and cancellation of shares at $1.34 per share	(80,891)	(80)	(107,920)	—	—	—	(108,000)

April, 2010 – Private placement at $1.00 per unit	838,000	838	837,162	—	—	—	838,000

April, 2010 – Finders’ warrants on private placement	—	—	40,516	—	—	—	40,516

June, 2010 – Private placement at $1.00 per unit	250,000	250	249,750	—	—	—	250,000

June, 2010 – Finders’ warrants on private placement	—	—	15,091	—	—	—	15,091

August, 2010 – Conversionof warrants at $1.00 per share	360,000	360	359,640	—	—	—	360,.000

Share issuance costs	—	—	(195,755)	—	—	—	(195,755)

Stock-based compensation	—	—	331,386	—	—	—	331,386

Loss for the period	—	—	—	—	(4,208)	(1,562,066)	(1,566,274)

Balance, September 30, 2010	34,848,586	$34,849	$16,550,842	$(1,427,764)	$(80,837)	$(10,866,518)	$4,210,572

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated under the laws of the State of Nevada on September 1, 1998 under the name Silverwing Systems Corporation pursuant to the provisions of the Nevada Revised Statutes.  In 2003, the Company became a resource exploration company.  On October 31, 2003, the Company acquired 100% of the issued and outstanding common shares of Xtra-Gold Resources, Inc. (“XGRI”).  XGRI was incorporated in Florida on October 24, 2003.  On December 19, 2003, the Company changed its name to Xtra-Gold Resources Corp.

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $1,562,066 for the nine months ended September 30, 2010 and has accumulated a deficit during the exploration stage of $10,866,518. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At September 30, 2010, the Company has working capital of $1,966,044.

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Principles of Consolidation

The following companies have been consolidated within the unaudited condensed consolidated interim financial statements:

Company	Registered	Principle activity

Xtra-Gold Resources Corp.	Nevada, U.S.A.	Parent company
Xtra-Gold Exploration Limited (1)	Ghana	Exploration company
Xtra-Gold Mining Limited (2)	Ghana	Mining company
Xtra Oil & Gas Ltd. (1) (3)	Alberta, Canada	Holding company
Xtra Oil & Gas (Ghana) Limited (1) (3)	Ghana	Holding company

(1)  100% owned by Xtra-Gold Resources Corp.;

(2)  90% owned by Xtra-Gold Resources Corp. The Government of Ghana owns the remaining 10%.

(3)  Dormant.

All intercompany accounts and transactions have been eliminated on consolidation.

Exploration and evaluation expenditures

Exploration and evaluation expenditures include the costs of acquiring licenses, costs associated with exploration and evaluation activity. Exploration and evaluation expenditures are expensed as incurred except for expenditures associated with the acquisition of exploration and evaluation assets, which are recognized at the fair value at the acquisition date.

Once a project has been established as commercially viable and technically feasible, related development expenditure is capitalized.  This includes costs incurred in preparing the site for mining operations.  Capitalization ceases when the mine is capable of commercial production, with the exception of development costs which give rise to a future benefit.

Equipment

Equipment is carried at cost, less accumulated depreciation and accumulated impairment losses.

The cost of an item of equipment consists of the purchase price, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use and an initial estimate of the costs of dismantling and removing the item and restoring the site on which it is located.

Amortization is recognized based on the cost of an item of property, plant and equipment, less its estimated residual value, over its estimated useful life at the following rates:

Detail	Percentage	Method

Vehicles	30%	Declining balance
Mobile equipment	30%	Declining balance
Furniture and fixtures	30%	Declining balance
Field equipment	20%	Declining balance
Computer equipment	30%	Declining balance

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Equipment (cont’d…)

An asset’s residual value, useful life and depreciation method are reviewed, and adjusted if appropriate, on an annual basis.

An item of equipment is de-recognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset, determined as the difference between the net disposal proceeds and the carrying amount of the asset, is recognized in profit or loss in the condensed consolidated interim statements of comprehensive income or loss.

Where an item of equipment consists of major components with different useful lives, the components are accounted for as separate items of equipment. Expenditures incurred to replace a component of an item of equipment that is accounted for separately, including major inspection and overhaul expenditures, are capitalized.

Fair value of financial assets and liabilities

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset:

	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,915,544	$1,915,544	$—	$—
Marketable securities	$169,821	$169,821	$—	$—
Total	$2,085,365	$2,085,365	$—	$—

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

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

At September 30, 2010, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of September 30, 2010, the fair value of trading securities was $169,821 (December 31, 2009 – $1,781,594).

5.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term. During the nine months ended September 30, 2010, the Company sold its 18.9% participating interest for $40,000.

6.	MINERAL PROPERTIES

	September 30, 2010	December 31, 2009

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation	54,835	54,835
Total	$1,662,564	$1,662,564

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

6.	MINERAL PROPERTIES (cont’d…)

Kibi, Kwabeng and Pameng Projects

The Company holds three mining leases in Ghana. These mining leases grant the Company mining rights to produce gold in the leased areas until December 17, 2015 with respect to the Kibi Project (formerly known as the Apapam Project), which can be renewed for a further 30 year term on application and payment of applicable fees to the Minerals Commission, and until July 26, 2019 with respect to the Kwabeng and Pameng Projects. All gold production will be subject to a 5% production royalty of the net smelter returns (“NSR”).

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

The Company executed a letter of intent with Verbina Resources Inc. (“Verbina”) on July 21, 2010 whereby Verbina can acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”) upon completion by Verbina of (i) a cash payment to the Company of $100,000 upon the date of execution of a definitive binding agreement to be entered into between the parties (the “Effective Date”); (ii) a cash payment to the Company of $200,000 within 90 days of the Effective Date; (iii) the issuance of 1,000,000 fully paid and non-assessable common shares of Verbina to the Company upon the Effective Date; and (iv) Verbina incurring $4,500,000 in exploration expenditures (“Expenditures”) on the Concessions within five years of the Effective Date, as to (A) $500,000 being incurred in the first year from the Effective Date; and (B) $1,000,000 being incurred in each year thereafter. Verbina shall have the right to accelerate the Expenditures at any time.

The Company is to be paid a further $50,000 by Verbina on the Effective Date whereby Verbina will acquire an immediate 55% interest in the alluvial rights to the Concessions, such purchase being subject to a definitive agreement to be entered into between the parties on or before the Effective Date. The definitive agreement will require approval from the Minister of Lands, Forestry and Mines.

No further action was taken to advance this agreement during the quarter ended September 30, 2010.

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

The consideration paid was $15,000 with additional payments of $5,000 to be paid on the anniversary date of the Option Agreement in each year during the term which term has been extended to November 11, 2013. Upon the commencement of gold production, an additional $200,000 is to be paid, unless proven and probable reserves are less than 2,000,000 ounces, in which case the payment shall be reduced to $100,000.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

6.	MINERAL PROPERTIES (cont’d…)

Option agreement on Edum Banso Project (cont’d…)

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

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The debentures bore interest at 7% per annum, payable quarterly, and the principal balance was repayable by June 30, 2010. Debenture holders had the option to convert any portion of the outstanding principal into common shares at the conversion rate of $1 per share. During the year ended December 31, 2008, convertible debentures totaling $650,000 were converted into 650,000 common shares. During the nine months ended September 30, 2010, the convertible debenture of $250,000 was converted into 250,000 common shares.

8.	CAPITAL STOCK

Cancellation of shares

During the nine months ended September 30, 2010, in settlement of a lawsuit, the Company paid $108,000 for the return of 80,891 common shares which were subsequently cancelled.

Private placements

In June 2010, the Company completed a private placement financing and, on closing of this transaction (the “Closing”), issued 250,000 units at $1.00 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one half of one common stock purchase warrant (“Warrant”). One whole Warrant enables the holder to acquire an additional common share at a price of $1.50 expiring 18 months from the Closing, subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, the Company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, the Company shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. The Company also issued finder’s warrants with a fair value of $15,091 enabling the holders to acquire up to 25,000 common shares at the same terms as the Warrants. The fair value of finder’s warrants was calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 2.17%, volatility of 100% and a dividend rate of 0%.

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

8.	CAPITAL STOCK (cont’d…)

Private placements (cont’d…)

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

At September 30, 2010, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

324,000	$0.70	May 1, 2013
270,000	$0.75	May 1, 2013
270,000	$0.75	May 1, 2013
110,000	$1.00	February 15, 2012
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
70,000	$1.05	May 1, 2013
270,000	$1.00	May 1, 2013
90,000	$1.15	July 1, 2013

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

8.	CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

Stock option transactions and the number of stock options outstanding are summarized as follows:

	September 30, 2010		December 31, 2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of period	972,000	$ 0.73	1,080,000	$ 0.72
Granted	864,000	$ 1.02	—	—
Exercised	—	—	—	—
Cancelled/Expired	(108,000)	$ 0.70	(108,000)	$ 0.70

Outstanding, end of period	1,728,000	$ 0.88	972,000	$ 0.73

Exercisable, end of period	1,397,000	$ 0.84	972,000	$ 0.73

The aggregate intrinsic value for options vested as of September 30, 2010 is approximately $954,000 (September 30, 2009 - $235,000) and for total options outstanding is approximately $1,113,000 (September 30, 2009 - $254,000).

Stock-based compensation

The fair value of stock options granted during the nine months ended September 30, 2010 totaled $583,746 (September 30, 2009 - $Nil). During the nine months ended September 30, 2010, $331,386 (September 30, 2009 - $63,974) was expensed and included in general and administrative expenses for options that were vested. The remaining $252,360 (September 30, 2009 - $19,896) will be expensed in future periods.

The following assumptions were used for the Black-Scholes valuation of stock options granted during the nine month periods ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Risk-free interest rate	1.58%	—
Expected life	3 years	—
Annualized volatility	101%	—
Dividend rate	—	—

The weighted average fair value of options granted was $0.67 (September 30, 2009 - $Nil).

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

8.	CAPITAL STOCK (cont’d…)

Warrants

At September 30, 2010, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

350,000	$1.00	April 1, 2011
308,000	$1.00	May 19, 2011
188,438	$1.00	August 5, 2011
403,600	$1.50	June 16, 2011
492,800	$1.50	October 19, 2011
150,000	$1.50	December 11, 2011

Warrant transactions and the number of warrants outstanding are summarized as follows:

	September 30, 2010	December 31, 2009

Balance, beginning of period	1,610,038	1,514,471
Issued	642,800	1,610,038
Exercised	(360,000)	—
Expired	—	(1,514,471)
Balance, end of period	1,892,838	1,610,038

9.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and 2009, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $166,246 (2009 – $62,113) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of $24,030 (2009 – $12,015) to directors of the Company or companies controlled by directors.

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

XTRA-GOLD RESOURCES CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

SEPTEMBER 30, 2010

(unaudited)

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts from the beginning of the exploration stage on January 1, 2003 to September 30, 2010	2010	2009

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

The significant non-cash transactions during the nine months ended September 30, 2010 was the conversion of $250,000 of a convertible debenture into 250,000 common shares and the issuance of 98,800 finders’ warrants valued at $55,607 pursuant to private placements. As well, common shares were received as payment of accounts receivable of $10,000, which was related to the sale of an oil and gas interest for a total of $40,000.

There were no significant non-cash transactions during the nine months ended September 30, 2009.

11.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

 Geographic information is as follows:

	September 30, 2010	December 31, 2009

Capital assets:
Canada	$11,644	$94,751
Ghana	2,310,183	1,852,321

Total capital assets	$2,321,827	$1,947,072

12.	CONTINGENCY AND COMMITMENTS

(a)

Effective September 1, 2009, the Company has paid CAD$10,000 (USD$9,713) per month to its Vice President, Exploration for providing the majority of his time in consulting services to the Company. In the event of termination, without cause, 18 months of fees will be payable. A new management consulting agreement is currently  being negotiated.

(b)

The Company leases its corporate office space located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$4,156 (USD$4,037) per month.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the nine months ended September 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

Xtra-Gold is a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 246.84 sq km comprised of 33.65 sq km for our Kibi Project (formerly known as the Apapam Project), 51.67 sq km for our Banso Project, 55.65 sq km for our Muoso Project, 44.76 sq km for our Kwabeng Project, 40.51 sq km for our Pameng Project and 20.60 sq km for our Edum Banso Project, or 60,969 acres (24,684 hectares), pursuant to the leased and licensed areas set forth in our respective mining leases, prospecting licenses and/or option agreement.

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

Our ability to continue to expand land acquisitions and drilling opportunities during the next 12 months is dependent on adequate capital resources being available. In October 2008, we suspended our operations at our Kwabeng Project while Management considered a more economic and efficient manner in which to extract and process the alluvial gold recovered from the mineralized material at this Project. As at the date of this Report, we have not planned to resume operations at our Kwabeng Project. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of gold operations at this Project, as noted above; (ii) advance the development of our Kibi Gold Discovery located on our Kibi Project by carrying out the Phase III Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

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

We require additional capital to implement our plan of operations. We anticipate that these funds will be raised primarily through equity and debt financing or from other available sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, it will result in the dilution in the equity ownership of investors in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or we may be forced to discontinue our current projects.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Our company’s loss for the three months ended September 30, 2010 was $563,501 as compared to a net loss of $425,971 for the three months ended September 30, 2009. We incurred expenses of $1,266,309 in the three months ended September 30, 2010 as compared to $803,106 in the three months ended September 30, 2009, an increase $463,203. The increase in expenses in the three months ended September 30, 2010 can be primarily attributed to an increase in exploration costs to $872,154 (2009 - $601,421) resulting from the execution of our Phase III drill program and other exploration activities (trenching and mapping) conducted at our Kibi Project. The increase in general and administrative expenses (“G&A”) to $370,515 for the three months ended September 30, 2010, as compared to $184,778 for the three months ended September 30, 2009 can be primarily attributed to increased costs in Ghana of $129,339 (2009 - $76,952), increased legal and regulatory costs of $54,642 (2009 - $2,031), increased marketing and advertising costs of $50,540 (2009 - $14,357) and stock-based compensation of $19,757 (2009 - $11,544).

Other items totaled a gain of $726,746 for the three months ended September 30, 2010 compared to a gain of $377,135 for the three months ended September 30, 2009. During the three months ended September 30, 2010, our company (i) derived $733,391 from the recovery of 3,262.63 ounces of gold at our Pameng Project by independent Ghanaian contract miners of which our company’s proportionate 19% interest was 619.90 ounces; (ii) had a foreign exchange gain of $14,345 compared to a gain of $116,250 in the three months ended September 30, 2009 which gain can be attributed to currency fluctuations; and (iii) realized a gain of $34,398 on sales of trading securities compared to a loss of $90,788 in the three months ended September 30, 2009.

Our company’s portfolio of marketable securities had an unrealized loss of $59,557 in the three months ended September 30, 2010 compared to an unrealized gain of $318,474 in the three months ended September 30, 2009 which loss can be attributed to extreme volatility in the public equity markets this reporting period and reduced exposure through ongoing divestiture of these investments to fund our ongoing operations. Our company’s portfolio of marketable securities is largely Canadian currency denominated and is comprised mostly of investments in common shares and income trust units of resource companies.

Our company’s securities portfolio realized a gain of $34,398 on the sale of trading securities during the three months ended September 30, 2010 compared to a realized loss in 2009 of $90,788. Other income, primarily derived from dividends and interest earned, decreased in the three months ended September 30, 2010 to $4,169 as compared to $33,841 in 2009.

Our company’s basic and diluted income (loss) per share for the three months ended September 30, 2010 was ($0.02) compared to a loss ($0.01) per share for the three months ended September 30, 2009. The weighted average number of shares outstanding was 34,625,543 at September 30, 2010 compared to 32,378,004 for the three months ended September 30, 2009. The increase in the weighted average number of shares outstanding can be attributed to the issuance of 360,000 shares in connection with the exercise of warrants during the period.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Our company’s loss for the nine months ended September 30, 2010 was $1,566,274 as compared to a net loss of $527,623 for the nine months ended September 30, 2009, an increase of $1,038,651. We incurred expenses of $2,444,129 in the nine months ended September 30, 2010 as compared to $1,219,121 in the nine months ended September 30, 2009, an increase $1,225,008. The increase in expenses in the nine months ended September 30, 2010 can be primarily attributed to an increase in exploration costs to $1,309,423 (2009 - $705,958) resulting from the execution of our Phase III drill program and other exploration activities (trenching and mapping) conducted at our Kibi Project. The increase in G&A to $1,090,432 for the nine months ended September 30, 2010, as compared to $462,194 for the nine months ended September 30, 2009, can be primarily attributed to stock-based compensation of $331,386 (2009 - $63,974) expensed with respect to stock options, $267,419 related to operations in Ghana (2009 - $165,205), $171,292 of marketing and advertising (2009 – $36,082), and legal fees and regulatory filing fees of $70,743 (2009 - $36,082). Other significant cost items include consulting (2010 - $119,393; 2009 - $129,818), directors’ fees (2010 - $24,030; 2009 - $12,015), and insurance (2010 - $24,340; 2009 - $13,600). The balance of the costs covers office operating costs and other G&A expenses.

Other items totaled a gain of $877,855 for the nine months ended September 30, 2010 compared to a gain of $691,498 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, due to the recovery of gold at our Pameng Project by independent contract miners, our company sold 619.90 fine ounces of gold (being our company’s 19% proportionate interest in the 3,262.63 ounces of gold) recovered from this Project as compared to $11,603 for the nine months ended September 30, 2009 which was booked as Recovery of Gold. Our company had a foreign exchange gain of $21,055 for the nine months ended September 30, 2010 (2009 – gain of $246,520) which can be attributed to currency fluctuations.

Our company’s portfolio of marketable securities had an unrealized loss of $77,858 as compared to an unrealized gain of $509,157 in 2009) due to extreme volatility in the public equity markets through this reporting period. Our company’s portfolio of marketable securities is largely comprised of investments in common shares and income trust units of resource companies and is Canadian currency denominated. The change reflects a significant decrease in the value of our company’s resource company investments due to the ongoing divestiture of these investments to fund on ongoing operations.

Our company’s securities portfolio realized a gain of $169,539 on the sale of trading securities during the nine months ended September 30, 2010 compared to a realized loss in 2009 of $180,740. Other income, primarily derived from dividends and interest earned, decreased in the nine months ended September 30, 2010 to $33,011 (nine months to September 30, 2009 - $106,883).

Our company’s basic and diluted loss per share for the nine months ended September 30, 2010 was $0.05 compared to $0.02 per share for the nine months ended September 30, 2009. The weighted average number of shares outstanding was 34,031,604 at September 30, 2010 compared to 31,919,602 for the nine months ended September 30, 2009. The increase in the weighted average number of shares outstanding can be attributed to the issuance of (i) 250,000 shares in connection with the conversion of the remaining Debenture; (ii) the repurchase and subsequent cancellation of 80,891 shares in connection with a debt settlement; (iii) the issuance of 1,088,000 shares in connection with two private placement financings completed during the period; and (iv) the issuance of 360,000 shares in connection with the exercise of warrants during the period.

Liquidity and Capital Resources

Historically, Xtra-Gold’s principal source of funds is its available resources of cash and cash equivalents and investments, as well as equity and debt financings.

Liquidity Discussion

Net cash provided by financing activities for the nine months ended September 30, 2010 was $1,199,852 (2009 - $901,311).

As of September 30, 2010, our company had working capital equity of $1,966,044, comprised of current assets of $2,134,788 less current liabilities of $168,744. Our company’s current assets were comprised mostly of $1,915,544 in cash and cash equivalents and $169,821 in trading securities, which is based on our company’s analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities. Our company’s trading securities are held in its investment portfolio with an established brokerage in Canada in which our company primarily invests in the common shares and income trust fund units of publicly traded resource companies.

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

Recent Capital Raising Transactions

During the nine months ended September 30, 2010, our company received gross aggregate subscription proceeds of $1,088,000 from two private placement financings completed during the period at a price of $1.00 per unit.  Each unit consists of one share of common stock (a “Share”) and a one-half of a whole common stock purchase warrant (the “Warrants”) at a price of $1.50 per whole Warrant. The Warrants expire 18 months from the closing of each financing; namely October 19, 2011 and December 11, 2011 (each, the “Closing”), subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, the Company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per Share, the Company shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. Our Company also issued finders’ warrants of 73,800 and 25,000 on the same terms as the Warrants. During the quarter ended September 30, 2010, 360,000 warrants were exercised for proceeds of $360,000.

Net cash derived from financing activities were $1,199,852 (2009 - $901,311) which reflects the payment of $108,000 for the repurchase and subsequent cancellation of 80,891 Shares in connection with a debt settlement.

Material Commitments

(a)	Mineral Property Commitments

Save and except for fees payable from time to time to (i) the Minerals Commission for an extension of an expiry date of a prospecting license (current consideration fee payable is $15,000) or mining lease or annual operating permits; (ii) the Environmental Protection Agency (“EPA”) in Ghana for the issuance of permits prior to the commencement of any work at a particular concession or the posting of a bond in connection with any mining operations undertaken by the company; and (iii) a legal obligation associated with the company’s mineral properties for clean up costs when work programs are completed, the company is committed to expend an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the following concessions and such other financial commitments arising out of any approved exploration programs in connection therewith:

(i)	the Apapam concession (Kibi Project);

(ii)	the Kwabeng concession (Kwabeng Project);

(iii)	the Pameng concession (Pameng Project);

(iv)	the Banso and Muoso concessions (Banso and Muoso Project); and

(v)	the Edum Banso concession (Edum Banso Project).

With respect to the Kibi, Kwabeng and Pameng Projects, upon and following the commencement of gold production, a royalty of 5% of the net smelter returns is payable quarterly to the Government of Ghana.

With respect to the Edum Banso Project:

(a)

$5,000 is payable to Adom Mining Limited (“Adom”) on the anniversary date of the Option Agreement in each year that we hold an interest in the agreement which agreement has been extended to November 11, 2013;

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

(b)	Repayment of Convertible Debentures and Accrued Interest

During the year ended December 31, 2005, our company completed a convertible debenture financing for gross proceeds of $900,000. The convertible debentures (the “Debentures”) bore interest at 7% per annum, payable quarterly, and the principal balance was repayable by June 30, 2010. As a result of our common stock having traded for 20 consecutive trading days (a) with a closing bid price of at least $1.50 per Share and (b) a cumulative trading volume during such twenty (20) trading day period of at least 1,000,000 shares, in June 2008, our company provided notice to the Debenture holders of the automatic conversion of the Debentures. Consequently, interest payments ceased as at June 30, 2008. During the year ended December 31, 2008, Debentures totaling $650,000 were converted into 650,000 Shares. During the nine months ended September 30, 2010, our company converted the remaining Debenture of $250,000 by way of the issuance of 250,000 Shares.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to Xtra-Gold’s management, including its Principal (Chief) Executive Officer and its Principal (Chief) Financial Officer in order to allow timely decisions in connection with required disclosure. Management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act as of the end of the period covered by this report.

Management believes, to the best of its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements complete, accurate and not misleading; and (ii) the financial statements and other financial information included in this report, fairly present in all material respects our company’s financial condition, results of operations and cash flows as of and for the periods represented in this report.

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

Management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on such evaluation, management has concluded that, as of the end of such period, our disclosure controls and procedures are effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to our management to allow timely decisions regarding the required disclosure.

(c)	Changes in Internal Controls

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Our company was party to a lawsuit for the sum of $121,336 filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. We believed that the debt had previously been discharged through the transfer of our shares to the subcontractor in 2008. During the period ended September 30, 2010, we settled the lawsuit by paying the subcontractor $108,000 in return for the shares previously issued which we subsequently cancelled.

Except for the foregoing, neither our company, nor any of our subsidiaries, nor any of our property was the subject in any material pending legal proceedings that exceeded 10% of our consolidated current assets for the quarter ended September 30, 2010.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2010, our company received $360,000 from the conversion of 360,000 common stock purchase warrants (the “Warrants”) by a holder of Warrants at a conversion exercise price of $1.00 per share of common stock (each, a “Share”) and issued 360,000 Shares to such holder.

In June 2010, our company completed a private equity financing and, on closing of this transaction (the “Closing”), we issued 250,000 units at $1.00 per unit and received gross proceeds of $250,000.  Each unit consists of one Share and one-half of a Warrant.  Each Warrant entitles the holder to acquire an additional Share for $1.50 per Share for 18 months from the Closing, subject to a forced conversion provision whereby if, at any time after 12 months from the Closing, our company’s closing share price for 10 consecutive trading days equals or exceeds $2.50 per share, we shall have the option to give notice to the Warrant holders that they must exercise their remaining unexercised Warrants within a period of 30 days from the date of receipt of the notice. Any Warrants remaining unexercised after the expiration of the 30-day notice period will be cancelled and will thereafter be of no force or effect. Our company also issued finder’s warrants enabling the holders to acquire up to 25,000 common shares at the same terms as the Warrants.

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

The proceeds from the financings and the conversion of Warrants are being utilized to fund our Phase III drill program on our Kibi Gold Discovery located on our Kibi Project, as well as for general corporate purposes.

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

Date: November 10, 2010		XTRA-GOLD RESOURCES CORP. (Registrant)

	By	/s/ Paul N. Zyla
Paul N. Zyla Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross Principal Financial Officer