Form 10-K
period 2010-12-31
XTRA-GOLD RESOURCES CORP
filed 2011-03-31
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [   ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [   ] Yes     [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices of such common equity, as of June 30, 2010, was approximately $40,349,021 based on the closing price of the shares as of that date of $1.18 per share.

As of March 29, 2011, we had 42,986,179 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Registrant are incorporated by reference in this Report: None

USE OF NAMES

          In this annual report filed on Form 10-K (the “Report”) the terms, “Xtra-Gold”, “company”, “we”, and “our” refers to Xtra-Gold Resources Corp., a Nevada corporation, and our wholly-owned subsidiaries, Xtra-Gold Exploration Limited, Xtra Energy Corp., Xtra Oil & Gas Ltd., Xtra Oil & Gas (Ghana) Limited and our 90% owned subsidiary, Xtra-Gold Mining Limited.

CURRENCY

          Unless otherwise specified, all dollar amounts in this Report are expressed in United States dollars.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          This Report, including all exhibits hereto, contains forward-looking statements and forward-looking information. Forward-looking statements are with reference to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should”, and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. These statements include comments regarding the establishment and estimates of mineral reserves and mineral resources, production, production commencement dates, productions costs, cash operating costs per ounce, total cash costs per ounce, grade, processing capacity, potential mine life, feasibility studies, development costs, capital and operating expenditures, exploration, the closing of certain transactions including acquisitions and offerings. All statements, other than statements of historical facts, included in this Report, our other filings with the SEC and Canadian securities commissions and in news releases and public statements made by our officers, directors or representatives of our company, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information.

          The following, in addition to the factors described elsewhere in this Report under “Risk Factors”, are among the factors that could cause actual results to differ materially from the forward-looking statements:

  unexpected changes in business and economic conditions;

  significant increases or decreases in gold prices;

  changes in interest rates and currency exchange rates;

  unanticipated grade changes;

  changes in metallurgy;

  access and availability of materials, equipment, supplies, labor and supervision, power and water;

  determination of mineral resources and mineral reserves;

  availability of drill rigs; changes in project parameters;

  costs and timing of development of new mineral reserves; results of current and future exploration activities;

  results of pending and future feasibility studies; joint venture relationships;

  political or economic instability, either globally or in the countries in which we operate;

  local and community impacts and issues;

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

          Our interests in our projects (collectively, the “Projects” and individually, the “Project”), are held by our Ghanaian subsidiaries, through mining leases and prospecting licenses granted by the Government of the Republic of Ghana (the “Government of Ghana”) for leased or licensed or areas respectively located within and upon concessions in Ghana. A concession is a grant of a tract of land made by a government or other controlling authority in exchange for an agreement that the land will be used for a specific purpose. We have the following six (6) Projects all of which are in the exploration stage.

  Kibi Project. Our Kibi Project is located on the Apapam Concession, in the Kibi Greenstone Belt (the “Kibi Gold Belt”) located in Ghana. The Kibi Gold Belt means a greenstone belt, as defined in all the geological publications in Ghana, and is one of the four main greenstone belts located in Ghana. Our interest in the Apapam Concession is secured by a mining lease (the “Apapam Mining Lease”). Our Kibi Project is the only material project of our company and is in the exploration stage. This Project consists of an over 5.5 kilometer (“km”) long mineralized trend delineated from gold-in-soil anomalies, geophysical interpretations, trenching and drilling along the northwest margin of the Apapam Concession. Our company’s exploration efforts from January 1 to December 31, 2010, being the fiscal year for which this Report is being filed (the “Fiscal Year”), have been focused on our Kibi Project. During the Fiscal Year, we: (i) completed a phase III drill program (the “Phase III Drill Program”) (see “Kibi Project – Phase III Drill Program” for the results of this program); (ii) engaged SEMS Exploration Services (‘SEMS”) to prepare an independent technical report (the “43-101 Report”) consistent with the Canadian Securities Administrators National Instrument 43-101 – Standards of Disclosure for Mineral Projects, Form 43- 101F1 – Technical Report and Companion Policy 43-101 CP (“NI 43-101”); (iii) engaged Canadian-based Geotech Airborne Limited (“Geotech”) in connection with an integrated helicopter-borne geophysical survey being flow over the Apapam Concession and our four (4) other concessions located in the Kibi Gold Belt (see “Description of Properties – VTEM Survey”); (iv) negotiated with independent Ghanaian contract miners and operators in connection with recovery of placer gold operations on fixed payment terms to our company (see “Description of Properties – Recovery of Placer Gold”); and (v) engaged SRK Consulting (Canada) Inc. (“SRK”) to conduct a detailed structural study of our Kibi Gold Belt located on this Project (see “Kibi Project – Detailed Structural Study of the Kibi Project”). As at the date of this Report, we: (i) commenced a diamond drilling program in January 2011 (the “2011 Drill Program”) (see “The Kibi Project – 2011 Drill Program”); and (ii) completed the VTEM Survey (defined herein) (see “Description of Properties –- VTEM Survey”). During the next 12 months, we plan to continue our 2011 Drill Program. See “Kibi Project – Prior Exploration by Xtra-Gold” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Kwabeng Project. Our Kwabeng Project is located on the Kwabeng Concession, in the Kibi Gold Belt. Our interest in the Kwabeng Concession is secured by a mining lease (the “Kwabeng Mining Lease”). During the Fiscal Year, we did not conduct any exploration activities on this Project except for the VTEM Survey. As of the date of this Report, we have not planned for any exploration activities during the next 12 months, however, we may consider doing so at a later date. See “Kwabeng Project – 2008 to 2010 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Pameng Project. Our Pameng Project is located on the Pameng Concession, in the Kibi Gold Belt. Our interest in the Pameng Concession is secured by a mining lease (the “Pameng Mining Lease”). This Project is in the exploration stage. During the Fiscal Year, we did not conduct any exploration activities on this Project except for the VTEM Survey. In addition, during the Fiscal Year, we negotiated with independent Ghanaian contract miners and operators in connection with their recovery of placer gold at the Pameng Concession on fixed payment terms to our company (see “Description of Properties – Recovery of Placer Gold”). As at the date of this Report, we have not planned for any exploration activities during the next 12 months, however, we may consider doing so at a later date. See “Pameng Project – 2008 to 2010 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Banso Project. Our Banso Project is located on the Banso Concession, in the Kibi Gold Belt. Our interest in the Banso Concession is secured by a mining lease (the “Banso Mining Lease”). This Project is in the exploration stage. During the Fiscal Year, we did not conduct any exploration activities on this Project except for the VTEM Survey. In addition, during the Fiscal Year, we entered into a letter of intent in July 2010 (the “2010 LOI”) with Verbina Resources Inc. (“Verbina”), a mineral resource company listed on the TSX Venture Exchange (the “TSXV”), whereby Verbina can earn up to a 55% interest in our 90% interest in the Banso Mining Lease. As at the date of this Report: (i) we entered into a subsequent letter of intent/option agreement in January 2011 (the “2011 LOI”) with Verbina. We have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date. See “Banso Project – 2008 to 2010 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Muoso Project. Our Muoso Project is located on the Muoso Concession, in the Kibi Gold Belt. Our interest in the Muoso Concession is secured by a mining lease (the “Muoso Mining Lease”). This Project is in the exploration stage. During the Fiscal Year, we: (i) conducted a trenching program totaling 546 linear-meters on this Project from December 1, 2009 to February 20, 2010 (see “Muoso Project - 2009 and 2010 Trenching Programs” for the results of these programs); and (ii) entered into the 2010 LOI with Verbina whereby Verbina can earn up to a 55% interest in our 90% interest in the Muoso Mining Lease. During the Fiscal Year, we did not conduct any other exploration activities on this Project except for the VTEM Survey. As at the date of this Report: (i) we entered into the 2011 LOI with Verbina. We have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date. See “Muoso Project – 2008 to 2010 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.
  The mining lease areas for the above-noted five (5) Projects total approximately 226 square kilometers (“sq km”) and are located at the northern extremity of the Kibi Gold Belt.

  Edum Banso Project. Our Edum Banso Project is located on the Edum Banso Concession, in the Western Region of Ghana. We have an option to acquire the interest in this Project which is held by a prospecting license. This Project is in the exploration stage. During the Fiscal Year, we did not conduct any exploration activities on this Project. As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date. See “Edum Banso Project – 2008 to 2010 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Oil and Gas Interest. In April 2008, our company purchased through our wholly-owned subsidiary, Xtra Oil & Gas Ltd., an 18.9% participating interest in a petroleum and natural gas lease located in Alberta, Canada. During the Fiscal Year, our company sold our 18.9% participating interest for $40,000.
  As of the date of this Report, we:

  have received gross cash proceeds of CAD$10,925,001 (US$10,753,149) from an initial public offering (“IPO”) completed in Canada during the Fiscal Year in November 2010;

  have received net cash proceeds of $6,843,965 derived from the recovery of gold of the mineralized material at our Kwabeng Project (2007 to 2009);

  have received net cash proceeds of $1,227,394 derived from payments made to us by independent Ghanaian contract miners in connection with their recovery of placer gold from the mineralized material at our Pameng and Apapam Concessions during the Fiscal Year;

  have achieved losses since inception;

  have minimal operations, and

  currently rely upon the sale of our securities to fund our operations.

          Our company’s strategic plan is, with respect to our gold projects: (i) to focus our efforts and dedicate our financial resources toward the potential to drill out a resource and, perhaps ultimately, a reserve of the Kibi Gold Discovery located on our Kibi Project; (ii) to either option out to other operators or perform our own exploration, with a view towards defining a resource and perhaps ultimately, a reserve on our other Projects; and (iii) to acquire further interests in gold mineralized projects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating the potential to define reserves.

          As part of our current business strategy, our company plans to continue engaging technical personnel under contract where possible as our management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our company’s business operations.

          Our company anticipates that our ongoing efforts will continue to be focused on the exploration and development of our Kibi Project and completing acquisitions in strategic areas.

          In October 2008, our company temporarily suspended our operations at our Kwabeng Project while our management considered a more economic and efficient manner in which to extract and process the placer gold recovered from the mineralized material at this Project. As at the date of this Report, our company has not planned to resume operations at our Kwabeng Project. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of placer gold operations at this Project, as noted above; (ii) advance the development of our Kibi Project located on the Apapam Concession by carrying out further drilling; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

          Our company anticipates that, over the next 12 months, we will spend an aggregate of approximately $6,000,000 comprised of (i) a minimum of $5,000,000 for exploration expenses in connection with our 2011 Drill Program on our Kibi Project located on the Apapam Concession to identify a potential resource; and (ii) approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses).

          Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. During the future years, subsequent to 2011, we require additional capital to implement our plan of operations. We anticipate that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in the dilution in the equity ownership of investors in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or we may be forced to discontinue our current projects.

          In the future years, subsequent to 2011, should our company be required to raise additional funds through the issuance of equity or convertible debt securities, this may result in the dilution in the equity ownership of stockholders in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, our company may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or our company may be forced to discontinue our current projects.

          At December 31, 2010, we had working capital of approximately $9,833,381, comprised of current assets of $10,350,617 less current liabilities of $517,236. Our current assets were comprised of $10,096,122 in cash and cash equivalents, $129,141 in trading securities and $125,354 in receivables and other assets.

Corporate History

          Xtra-Gold Resources Corp. (“we” or “our company”) was incorporated under the laws of the State of Nevada on September 1, 1998 under the name Silverwing Systems Corporation (“Silverwing”) with an authorized capital consisting of 25,000,000 shares of common stock at a par value of $.001 per share. From the incorporation of Silverwing until March 14, 1999, we were inactive. Thereafter until June 1999, we were involved in the negotiation and closing of the acquisition of a business opportunity described below.

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

Employees

          As at the date of this Report, our company has no salaried employees. Our President and Chief Executive Officer (“CEO”) provides our company with his consulting services and devotes approximately 60% of his time to our company. Our Chief Financial Officer (“CFO”) provides our company with his consulting services and devotes approximately 20% of his time to our company. Our Vice-President, Exploration provides our company with his consulting services and devotes approximately 90% of his time in consulting services to our company. We further engage the consulting services of our Vice-President, Ghana Operations for our Ghanaian subsidiaries, who devotes a variable percentage of his time to our company on an “as needed” basis. We also engage the consulting services of our Secretary and Treasurer with respect to corporate and administrative services, who devotes a variable percentage of his time to our company on an “as needed” basis.

Other Pertinent Information

          Our fiscal year end is December 31.

Item 1A.          RISK FACTORS

OUR COMPANY IS CURRENTLY IN THE EXPLORATION STAGE WITH RESPECT TO ALL OUR PROJECTS. THE CHANCE OF EVER REACHING THE PRODUCTION STAGE AT OUR PROJECTS IS UNCERTAIN. OUR COMPANY CANNOT PREDICT WHETHER WE WILL SUCCESSFULLY EFFECTUATE OUR COMPANY’S CURRENT BUSINESS PLAN. YOU ARE ENCOURAGED TO CAREFULLY ANALYZE THE RISKS AND MERITS OF AN INVESTMENT IN OUR COMMON STOCK AND SHOULD TAKE INTO CONSIDERATION WHEN MAKING SUCH ANALYSIS, AMONG OTHERS, THE RISK FACTORS DISCUSSED BELOW IN ADDITION TO THE OTHER INFORMATION CONTAINED IN OR INCLUDED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K.

IF OUR COMPANY DOES NOT OBTAIN NEW FINANCINGS, IN FUTURE YEARS, COMMENCING FROM 2012, THE AMOUNT OF FUNDS AVAILABLE TO OUR COMPANY TO PURSUE ANY FURTHER EXPLORATION ACTIVITIES AT OUR PROJECTS WILL BE REDUCED AND OUR COMPANY’S PLAN OF OPERATIONS MAY BE ADVERSELY AFFECTED.

          Our company has relied on recent private placement financings and an initial public offering (“IPO”) completed in Canada in November 2010 in order to fund our exploration programs, including our drilling programs at the Kibi Project. In future years, commencing from 2012, our company will continue to require additional financing to complete our plan of operations to carry out any further exploration activities on our Projects. Any impairment in our company’s ability to raise additional funds through financings would reduce the available funds for such exploration activities, with the result that our company’s plan of operations may be adversely affected.

SUBSTANTIAL ADDITIONAL CAPITAL MAY BE REQUIRED IN FUTURE YEARS COMMENCING FROM 2012 TO CONTINUE EXPLORATION ACTIVITIES AT ALL OF OUR PROJECTS. IF OUR COMPANY CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN AND FUND OUR ONGOING OPERATIONS WILL BE IN JEOPARDY.

          In future years, subsequent to 2011, our company may need to explore various financing alternatives to meet our projected costs and expenses. Our company cannot assure our stockholders that we will be able to obtain the necessary financing for our Projects on favorable terms or at all. Additionally, if the actual costs to execute our company’s business plan are significantly higher than expected, our company may not have sufficient funds to cover these costs and we may not be able to obtain other sources of financing. The failure to obtain all necessary financing would prevent our company from executing our business plan and would impede our company’s ability to sustain operations or become profitable, and our company could be forced to cease our operations.

IN CONNECTION WITH FUTURE STOCK OFFERINGS, THE VALUE OF OUR COMPANY’S COMMON STOCK MAY BECOME DILUTED AS MORE COMMON STOCK IS ISSUED AND OUTSTANDING.

          Our company may undertake in the future additional offerings of common stock or of securities convertible into common stock. The increase in the number of common stock issued and outstanding and the possibility of sales of such common stock may depress the price of our common stock. In addition, as a result of such additional common stock, the voting power of our company’s existing stockholders will be diluted.

OUR COMPANY WILL CONTINUE TO INCUR OPERATING LOSSES AND THERE IS NO GUARANTEE THAT WE WILL ACHIEVE OPERATING PROFITS.

          Our company has incurred operating losses on an annual basis for a number of years, primarily arising out of the costs related to continued exploration and development of mineral resource properties, including costs written off on properties no longer being pursued by our company. As of December, 2010, our company had an accumulated deficit during the exploration stage of $12,307,337. It is anticipated that our company will continue to experience operating losses for fiscal 2011 and until our company discovers economically mineable mineralized material and successfully develops a mine. There can be no assurance that our company will ever achieve significant revenues or profitable operations.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND POSSIBLY ILLIQUID, WHICH COULD CAUSE THE VALUE OF INVESTMENTS TO DECLINE.

          The market price of our common stock may be highly volatile and possibly illiquid. Our stockholders may not be able to resell their common stock following periods of volatility because of the market’s adverse reaction to volatility. Factors that could cause such volatility may include, among other things:

  actual or anticipated fluctuations in our quarterly operating results;

  large purchases or sales of our common stock;

  additions or departures of key personnel;

  investor perception of our Company’s business prospects;

  conditions or trends in other industry related companies;

  changes in the market valuations of publicly traded companies in general and other industry-related companies; and

  world-wide political, economic and financial conditions.

OUR COMPANY’S PROJECTS ARE IN THE EXPLORATION STAGE AND MAY NOT RESULT IN THE DISCOVERY OF COMMERCIAL BODIES OF MINERALIZATION WHICH WOULD RESULT IN OUR COMPANY DISCONTINUING THAT PROJECT. SUBSTANTIAL EXPENDITURES ARE REQUIRED TO DETERMINE IF A PROJECT HAS ECONOMICALLY MINEABLE MINERALIZED MATERIAL.

          Our company’s Projects are all in the exploration stage. Mineral exploration involves a high degree of risk and few properties which are explored are developed into producing mines. The exploration efforts of our company on our Projects may not result in the discovery of commercial bodies of mineralization which would require our company to discontinue that Project. Substantial expenditures are required to determine if a Project has economically mineable mineralized material. It could take several years to establish proven and probable mineral resources or reserves. Due to these uncertainties, there can be no assurance that current and future exploration programs will result in the discovery of mineral resources or reserves.

OUR COMPANY CURRENTLY DEPENDS SIGNIFICANTLY ON A LIMITED NUMBER OF PROJECTS.

          Our company’s activities are currently focused on our Kibi Project. Our company will as a consequence be exposed to some heightened degree of risk due to the lack of property diversification. Adverse changes or developments affecting our Kibi Project would have a material and adverse effect on our company’s business, financial condition, results of operations and prospects.

OUR COMPANY MAY FAIL TO ACHIEVE AND MAINTAIN THE ADEQUACY OF DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING AS PER THE REQUIREMENTS OF THE SARBANES-OXLEY ACT WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

          Our company has documented our internal control procedures and tested key controls during the Fiscal Year, in order to determine our company's compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”). Sarbanes-Oxley requires an annual assessment by management of the effectiveness of our company’s internal control over financial reporting. Our management concluded that our company’s internal control over financial reporting was operating effectively at December 31, 2010.

          During 2010, our company addressed our lack of experience in the application of U.S. GAAP through hiring a Chief Financial Officer with experience in U.S. GAAP and through quarterly reviews of the financial statements by our company's auditor. Since these changes occurred during the Fiscal Year, we cannot conclude that the system of internal control was effective for the period in 2010 before the changes were made.

          Our company believes that the system of internal controls was operating effectively at December 31, 2010. However, as a small reporting company, our auditor was not retained to audit the system of internal controls and express an opinion as to their effectiveness. Without independent verification of the adequacy of internal controls, our company is not in a position to conclude that the system of internal controls in place at December 31, 2010 met the requirements of Sarbanes-Oxley.

          Our company may fail to achieve and maintain the adequacy of our internal control over financial reporting, as such, standards are modified, supplemented, or amended from time to time, our company may not be able to ensure that it can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Sarbanes-Oxley. Our company’s failure to satisfy the requirements of Sarbanes-Oxley on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our company’s business and negatively impact the trading price of our common stock. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our company’s operating results or cause us to fail to meet our reporting obligations.

OUR COMPANY IS SUBJECT TO FACTORS BEYOND OUR CONTROL WHICH MAY IMPACT OUR COMPANY’S TITLE IN OUR PROJECTS.

          Although our company has obtained title opinions with respect to all of our Projects and has taken other reasonable measures to ensure proper title to these Projects, there is no guarantee that title to any of our Projects will not be challenged or impugned. Third parties may have valid claims underlying portions of our company’s interests. Our Projects may be subject to prior unregistered liens, agreements, transfers or claims and title may be affected by, among other things, undetected defects. In addition, our company may be unable to operate our Projects as permitted or to enforce its rights with respect to our Projects.

OUR COMPANY’S ACTIVITIES ARE AND WILL BE SUBJECT TO COMPLEX LAWS, SIGNIFICANT GOVERNMENT REGULATIONS AND ACCOUNTING STANDARDS THAT MAY DELAY OR PREVENT OPERATIONS AT OUR PROJECTS AND CAN ADVERSELY AFFECT OUR CMPANY’S OPERATING COSTS, THE TIMING OF THE OUR COMPANY’S OPERATIONS, ABILITY TO OPERATE AND FINANCIAL RESULTS.

          Business, exploration activities and any future development activities and mining operations are and will be subject to extensive Ghanaian, United States, Canadian and other foreign, federal, state, territorial and local laws and regulations and also exploration, development, production, exports, taxes, labor standards, waste disposal, protection of the environment, reclamation, historic and cultural resource preservation, mine safety and occupational health, reporting and other matters, as well as accounting standards. Compliance with these laws, regulations and standards or the imposition of new such requirements could adversely affect the Company’s operating and future development costs, the timing of our company’s operations, ability to operate and financial results. These laws and regulations governing various matters include:

  environmental protection;

  management of natural resources;

  exploration, development of mines, production and post-closure reclamation;

  export and import controls and restrictions;

  price controls;

  taxation;

  labor standards and occupational health and safety, including mine safety;

  historic and cultural preservation; and

  generally accepted accounting principles.

The costs associated with compliance with these laws and regulations may be substantial and possible future laws and regulations, or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our company’s operations and delays in the development of our Projects. These laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the environmental, health and safety impacts of our company’s past and current operations, and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions. In addition, our company’s failure to comply strictly with applicable laws, regulations and local practices relating to permitting applications or reporting requirements could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, expropriation or imposition of partners could have a materially adverse effect on our company’s operations or business.

OUR COMPANY MAY NOT BE ABLE TO OBTAIN, RENEW OR CONTINUE TO COMPLY WITH ALL OF THE PERMITS NECESSARY TO DEVELOP EACH OF OUR PROJECTS WHICH WOULD FORCE OUR COMPANY TO DISCONTINUE DEVELOPMENT, IF ANY, ON THAT PROJECT.

          Pursuant to Ghanaian law, in the event that our company discovers economically mineable mineralized material, we must obtain various approvals, licenses or permits pertaining to environmental protection and use of water resources in connection with the development, if any, of our Projects. In addition to requiring permits for the development of our mineral concessions where our Projects are located, our company may need to obtain other permits and approvals during the life of our Projects. Obtaining, renewing and continuing to comply with the necessary governmental permits and approvals can be a complex and time-consuming process. The failure to obtain or renew the necessary permits or licenses or continue to meet their requirements could delay future development and could increase the costs related to such activities.

THE DEVELOPMENT OF ALL OF OUR COMPANY’S PROJECTS MAY BE DELAYED DUE TO DELAYS IN RECEIVING REGULATORY PERMITS AND APPROVALS, WHICH COULD IMPEDE OUR COMPANY’S ABILITY TO DEVELOP OUR PROJECTS WHICH, ABSENT RAISING ADDITIONAL CAPITAL, COULD CAUSE IT TO CURTAIL OR DISCONTINUE DEVELOPMENT, IF ANY.

          In the event that our company discovers economically mineable mineralized material, our company may experience delays in developing our Projects. The timing of development at our Projects depends on many factors, some of which are beyond our control, including:

  taxation;

  the timely issuance of permits; and

  the acquisition of surface land and easement rights required to develop and operate our Projects, (in particular, our company is required to acquire surface land through expropriation in connection with our mineral concessions).

These delays could increase development costs of our Projects, affect our company’s economic viability, or prevent our company from completing the development of our Projects.

OUR COMPANY’S ACTIVITIES ARE SUBJECT TO ENVIRONMENTAL LAWS AND REGULATIONS THAT MAY INCREASE OUR COMPANY’S COSTS OF DOING BUSINESS AND MAY RESTRICT OUR OPERATIONS.

          All of our company’s exploration activities in Ghana are subject to regulation by governmental agencies under various environmental laws. To the extent our company conducts exploration activities or undertakes new exploration or future mining activities in other foreign countries, our company will also be subject to environmental laws and regulations in those jurisdictions. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Environmental legislation in many countries is evolving and the trend has been towards stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations may require significant capital outlays and may cause material changes or delays in our company’s intended activities. Our company cannot assure our stockholders that future changes in environmental regulations will not adversely affect our company’s business, and it is possible that future changes in these laws or regulations could have a significant adverse impact on some portion of our company’s business, causing our company to re-evaluate those activities at that time.

          In addition, our company may be exposed to potential environmental impacts during any full scale mining operation. At such time of commencement of full scale mining, if ever, our company plans to negotiate posting of a reclamation bond to quantify the reclamation costs. Our company anticipates that the dollar amount of reserves established for exposure to environmental liabilities will be $220,000, as to $150,000 for our Kwabeng Project and $70,000 for our Pameng Project, as estimated by the Environmental Protection Agency of Ghana (the “EPA”), however, our company is currently unable to predict the ultimate cost of compliance or the extent of liability risks.

OUR COMPANY IS NOT ABLE TO PREDICT THE REMEDIATION COSTS FOR POTENTIAL ENVIRONMENTAL LIABILITIES.

          The costs of remediation may exceed the provision that our company has made for such remediation by a material amount. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated cost is increased, the amount of that liability or additional cost could adversely affect the Company’s exploration activities and its financial condition.

THERE MAY BE INSTANCES WHERE CERTAIN EVENTS OCCUR THAT OUR COMPANY IS NOT INSURED AGAINST.

          Our company maintains insurance policies to protect itself against certain risks related to its operations. This insurance is maintained in amounts that the Company believes to be reasonable depending upon the circumstances surrounding each identified risk. However, the Company may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crisis are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation and a unilateral modification of concessions and contracts. Our company does not maintain insurance policies against political risk. Occurrence of events for which our company is not insured could adversely affect our company’s exploration activities and its financial condition.

OUR COMPANY IS SUBJECT TO THE POTENTIAL OF LEGAL CLAIMS AND THE ASSOCIATED COSTS OF DEFENSE AND SETTLEMENT.

          Our company is subject to litigation risks. All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding to which our company is or may become subject could have a material effect on its financial position, results of operations or our company’s project development operations.

OUR COMPANY IS SUBJECT TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL POSITION.

          Our company’s primary currency for operations is the United States dollar and, to a lesser extent, the “Cedi”, the Ghanaian currency. Our company maintains most of its working capital in United States dollars. Our company converts its United States funds to foreign currencies as certain payment obligations become due. Accordingly, our company is subject to fluctuations in the rates of currency exchange between the United States dollar and these foreign currencies and these fluctuations, which are beyond our control, could materially affect our company’s financial position and results of operations. A significant portion of the operating costs of our Projects are in Cedi. Our company obtains services and materials and supplies from providers in West Africa. The costs of goods and services could increase or decrease due to changes in the value of the United States dollar or the Cedi or other currencies. Consequently, exploration and development of our Projects could be more costly than anticipated.

OUR COMPANY’S BUSINESS IS IMPACTED BY ANY INSTABILITY AND FLUCTUATIONS IN GLOBAL FINANCIAL SYSTEMS.

          The recent credit crisis and related instability in the global financial system, although somewhat abated, has had, and may continue to have, an impact on our company’s business and our company’s financial condition. Our company may face significant challenges if conditions in the financial markets do not continue to improve. Our company’s ability to access the capital markets may be severely restricted at a time when our company wishes or needs to access such markets, which could have a materially adverse impact on our company’s flexibility to react to changing economic and business conditions or carry on our operations.

OUR COMPANY IS SUBJECT TO THE EFFECTS THAT HISTORICALLY HIGH INFLATION RATE MAY HAVE ON ITS RESULTS.

          Our company’s mineral properties are located in Ghana, which has historically experienced relatively high rates of inflation. High inflation rates in Ghana could cause the prices of materials obtained within Ghana to be slightly higher. As our company maintains our funds in US and/or Canadian currency, the effect due to Ghanaian currency fluctuations is minimal.

THE GOVERNMENT OF GHANA HAS THE RIGHT TO INCREASE ITS CURRENT OWNERSHIP INTEREST OF 10% IN OUR COMPANY’S SUBSIDIARY, XG MINING, THROUGH WHICH OUR COMPANY HOLDS, AMONG OTHER THINGS, ITS INTEREST IN OUR KIBI PROJECT AND OUR OTHER PROJECTS, FOR A CONSIDERATION AGREED UPON BY THE PARTIES OR BY ARBITRATION AND HAS A RIGHT OF PRE-EMPTION TO PURCHASE ALL MINERALS PRODUCED BY XG MINING. IF THE GOVERNMENT OF GHANA WERE TO EXERCISE ANY OF ITS RIGHTS, OUR COMPANY’S RESULTS OF OPERATIONS IN FUTURE PERIODS COULD BE ADVERSELY IMPACTED.

          The Government of Ghana currently has a 10% free carried interest in XG Mining, one of our Ghanaian subsidiaries that holds all of the mining leases securing our interest in all of the concessions where our Projects are located, except for our Edum Banso Project. The Government of Ghana also has: (a) the right to acquire an additional interest in XG Mining for a price to be determined by agreement or arbitration; (b) the right to acquire a special share (as defined in the Minerals and Mining Act, 2006 (Act 703), as amended by the Minerals and Mining Act, 2010 (Act 794) (the “Mining Act (Ghana)”) in XG Mining at any time for such consideration as the Government of Ghana and XG Mining might agree; and (c) a right of pre-emption to purchase all minerals raised, won or obtained in Ghana. While our company is not aware of the Government of Ghana having ever exercised such right of preemption, our company cannot assure our stockholders that the Government of Ghana would not seek to exercise one or more of these rights which, if exercised, could have an adverse affect on our company’s results of operations in future periods. If the Government of Ghana should exercise its right to either acquire the additional interest in XG Mining or its right to acquire the special share, any profit that might otherwise be reported from XG Mining’s operations would be proportionally reduced in the same percentage as the minority interest attributable to the Government of Ghana in that subsidiary would be increased. If the Government of Ghana should exercise its right to purchase all gold and other minerals produced by XG Mining, the price it would pay may be lower than the price our company could sell the gold or other minerals for in transactions with third parties and it could result in a reduction in any revenues our company might otherwise report from XG Mining’s operations.

OUR COMPANY CURRENTLY RELIES ON THE CONTINUED SERVICES OF KEY EXECUTIVES, INCLUDING THE DIRECTORS OF OUR COMPANY AND A SMALL NUMBER OF HIGHLY SKILLED AND EXPERIENCED EXECUTIVES AND PERSONNEL. THE LOSS OF THEIR SERVICES MAY DELAY OUR COMPANY’S EXPLORATION ACTIVITIES OR ADVERSELY AFFECT OUR BUSINESS AND FUTURE OPERATIONS.

          Due to the relatively small size of our company, the loss of these persons or our company's inability to attract and retain additional highly skilled employees may lead to our company having to delay our exploration activities or adversely affect our business and future operations.

OUR COMPANY MAY EXPERIENCE DIFFICULTY IN ENGAGING THE SERVICES OF QUALIFIED PERSONNEL IN CONNECTION WITH OUR TECHNICAL OPERATIONS AT OUR PROJECTS.

          In the event of the loss of any of our company’s key technical personnel at any of our Projects, our company may have difficulty finding qualified replacements. Our company’s inability to hire and retain the services of qualified persons for these positions in a timely manner could impede our company’s exploration activities at any of our Projects which would have a material adverse effect on our company’s ability to conduct business.

OUR COMPANY IS SUBJECT TO CHANGES IN POLITICAL STABILITY IN WEST AFRICA.

          Our company conducts exploration and development activities in Ghana, West Africa. Our company’s Projects in Ghana may be subject to the effects of political changes, war and civil conflict, changes in government policy, lack of law enforcement and labor unrest and the creation of new laws. These changes (which may include new or modified taxes or other government levies as well as other legislation) may impact the profitability and viability of our properties. The effect of unrest and instability on political, social or economic conditions in Ghana could result in the impairment of exploration, development and mining operations. Any such changes are beyond the control of our company and may adversely affect our business.

          In addition, local tribal authorities in West Africa exercise significant influence with respect to local land use, land labor and local security. From time to time, the Government of Ghana has intervened in the export of mineral concentrates in response to concerns about the validity of export rights and payment of duties. No assurances can be given that the co-operation of such authorities, if sought by our company, will be obtained, and if obtained, maintained.

          The Government of Ghana also recently announced that it will be engaging companies to address the issue of dividend payment, exemptions and the mining sector fiscal regime, generally. As a result of these discussions, the Government of Ghana could amend the Mining Act (Ghana) or other regulations resulting in a material adverse impact on our company including increases in operating costs, capital expenditures or abandonment or delays in development of mining properties.

THE MINING INDUSTRY IS A COMPETITIVE INDUSTRY AND OUR COMPANY MAY COMPETE WITH LARGER, MORE ESTABLISHED COMPETITORS FOR GOLD ACQUISITION OPPORTUNITIES.

          Significant and increasing competition exists for the limited number of gold acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than our company, our company may be unable to acquire additional attractive mining properties on terms we consider acceptable.

THE MARKETABILITY OF OUR COMPANY’S MINERALS MAY BE INFLUENCED BY VARIOUS INDUSTRY CONDITIONS.

          The marketability of minerals, if any, which may be acquired or discovered by our company, will be affected by numerous factors beyond the control of our company. These factors include market fluctuations, the proximity and capacity of mineral markets and processing equipment and government regulations, including regulations relating to prices, taxes, royalties, land tenure and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our company not receiving an adequate return on invested capital. The probability of our company not receiving an adequate return on invested capital will be, to a significant extent, dependent upon the market price for gold. Gold prices fluctuate dramatically and are affected by numerous industry factors, such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand for precious metals, forward selling by producers, central bank sales and purchases of gold, production and cost levels in major gold producing regions and the political and economic conditions of major gold, copper or other mineral-producing countries throughout the world. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates and global or regional political and economic situations. The current demand for, and supply of, gold affects gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new gold mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or its price.

IT MAY BE DIFFICULT FOR STOCKHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST US OR OUR OFFICERS OR DIRECTORS, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TO OUR STOCKHOLDERS.

          The majority of our directors and officers are residents of countries other than the United States and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult or impossible for our stockholders to:

  effect service of process on our directors or officers, or enforce any United States judgment they receive against us or our officers or directors in a foreign court, or including judgments predicated upon the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether foreign courts would be competent to hear original actions brought in such foreign court against us or such persons predicated upon the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against us or our officers and directors. The foregoing risks also apply to those experts identified in this Report that are not residents of the United States.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

          None.

Item 2.          PROPERTIES

Real Property

          Except for the land upon which our Field Camp is located, we do not own any real property. We also own the mineral rights on our Projects located in the Kibi Gold Belt. All of our exploration activities are currently conducted at project sites located in Ghana. Mining leases or prospecting licenses to which we are a party, granting us the right to operate at our Kibi, Kwabeng, Pameng, Banso, Muoso and Edum Banso Projects, are described elsewhere in this Report.

          We currently conduct limited administrative activities from our corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario, Canada, M5H 2V6, where we have leased 1,163 square feet for a 66 month term commencing on May 1, 2007, at approximately $3,874 (CAD$3,868) per month.

          As of the date of this Report, our technical and administrative activities are conducted at our Field Camp located in Kwabeng, Ghana. We do not pay any rent as we own our Field Camp.

Map of Properties and Operations

          The map below shows the locations of our Kibi, Kwabeng, Pameng, Banso, Muoso and Edum Banso Projects all of which are described in further detail in this Report.

N
S
E
W
TO KUMASI
Bonkrom
Kwelada
Odumasua
VOLTA LAKE
VOLTA LAKE
Mpraeso
Nkwakaw
Dominase
MUOSO
Asunafo
FIELD CAMP
Muoso
Anyinam
Osino
Begoro
KWABENG
Abomoso
Asuom
BANSO
Pameng
PAMENG
Pramkese
Apapam
Kibi
KOFORIDUA
Kade
APAPAM MINING LEASE
Suhum
EASTERN REGION
Somanya
Akim Oda
Donyum
Asamankese
Kraboa Coaltar
Achiase
Nsawam
Amasaman
Tema Harbour
ACCRA
GULF OF GUINEA
20 Kms
LEGEND
Capital city
Regional Capital
Major Towns
Field Camp
Accra-Kumasi Trunk Road
Paved roads
Rivers and streams
Mining Leases (Apapam, Kwabeng, Pameng)
Prospecting Licences (Muoso & Banso)

Location of Xtra-Gold Concessions

760,000 mE
770,000 mE
780,000 mE
Anyinam
Museaso
Osino
Akurofufu
Muoso Concession
700,000 mN
Kwaben
Saaman
Kwabeng Concession
Bomaa
Awenare
Asiakwa
Banso Concession
Banso
690,000 mN
Segyimase
Pameng Concession
Takyimen
Kibi
Apapam Concession
680,000 mN
Apapam
Apedwa
0
5
10
20
Kilometres

Xtra-Gold Concessions Located in the Kibi Gold Belt

Description of Properties

          Except for our Kibi Project, each of our other mineral exploration projects; namely our Kwabeng, Project, our Pameng Project, our Banso Project, our Muoso Project and our Edum Banso Project are currently at an early stage of evaluation. As at the date of this Report, no mineralized material or reserve estimates have been made at any of our Projects. As of the date of this Report, except for the 2011 Drill Program at our Kibi Project located on the Kibi Gold Belt, there are no exploration activities currently being conducted on our other Projects or have any such activities been planned for the next 12 months, however, we may consider doing so at a later date. Prior to the commencement of the Fiscal Year covered by this Report, we had completed preliminary lode gold exploration programs at our Kibi, Banso, Muoso and Edum Banso Projects and their respective results are noted hereunder.

          Three concessions totaling 118.92 sq km; namely our Kibi Project, which is located to the south of our Kwabeng and Pameng Projects, and our Kwabeng Project and our Pameng Project, are contiguous to our Banso and Muoso Projects.

Title to Properties

          We hold 30-year mining leases expiring on July 26, 2019 on our Kwabeng and Pameng Concessions (see “Kwabeng Project – Kwabeng Mining Lease” and “Pameng Project – Pameng Mining Lease”), a 7-year mining lease on our Apapam Concession expiring on December 17, 2015 (see “Kibi Project – Apapam Mining Lease”), a 14-year mining lease on our Banso Concession (see “Banso Project – Banso Mining Lease” and a 13-year mining lease on our Muoso Concession (see “Muoso Project – Muoso Mining Lease”). Our interest in our Edum Banso Project is held through an option agreement (see “Edum Banso Project – Option Agreement for Prospecting License”).

VTEM Survey

          As of the date of this Report, an airborne Versatile Time-domain Electromagnetic (“VTEM”), Magnetic and Radiometric survey (the “VTEM Survey”) was completed by our company on the above-noted Projects and encompassed approximately 4,000 line-kilometers at 200 meter (“m”) line spacing, with approximately 490 line-kilometers of detail 100 m line spacing coverage over the core Kibi Project mining lease area. The VTEM system is renowned for its superior penetration depth of greater than 400 m, low base frequency for enhanced penetration in conductive ground cover and high spatial resolution which permits the spotting of drill targets directly off the airborne anomalies. The primary purpose of the VTEM Survey was to delineate auriferous graphic or sulphidic shears but resistivity-depth data may also help further define and/or identify the granitoid bodies hosting the Kibi Project mineralization In addition to helping map lithological contacts, including the gold prospective granitoid bodies, the aeromagnetic survey will permit the detection of low-magnetic domains possibly reflecting demagnetization resulting from intense gold-related hydrothermal alteration. The radiometric survey may also help further define and/or identify the gold-hosting granitoid bodies. The VTEM will be incorporated into the geological compilation within the next few months upon reception of the final survey interpretation data from Geotech. This integrated survey, in combination with previous soil geochemistry and reconnaissance geology surveys will help further define the extent and regional controls of the gold-bearing structures discovered to date by scout trenching on the Ankaase Gold Trend, located on the Muoso Concession, and Banso Area No. 3 gold-in-soil anomalies; with the objective of guiding follow-up trenching designed to outline high priority, cost effective drill targets.

Recovery of Placer Gold

          In 2007 and 2008, we recovered and sold placer gold from our Kwabeng Project. We did not recover any placer gold during 2009. During the Fiscal Year, in July 2010, we entered into (a) agreements with independent Ghanaian contract miners to recover placer gold and produce the mineralized material from our Kibi and Pameng Projects; (b) an agreement with Ravenclaw Mining Limited (“Ravenclaw”), a Swiss company, to assist in overseeing the contract miners to (i) limit our involvement in the recovery of placer gold operations; and (ii) enable our company to focus on the 2011 Drill Program and any other exploration activities we may conduct during 2011. Our General Manager of XG Mining received compensation from Ravenclaw for assisting Ravenclaw in fulfilling its contract with our company (see Item 11 – Executive Compensation – Summary Compensation Table and Item 13 –Certain Relationships and Related Transactions, and Director Independence – Consulting Agreement with Principal Shareholder” for further details.

Kibi Project

Overview

          Our Kibi Project (also referred to as the “Apapam Concession”) is comprised of 33.65 sq km and our company’s interest in the Apapam Concession is secured by the Apapam Mining Lease controlled by Xtra-Gold, as to a 90% interest; with the remaining 10% interest held by the Government of Ghana (see “Kibi Project – Apapam Mining Lease”). Our Kibi Project is our company’s flagship project and is the only material project of our company.

          Our Kibi Project land position also encompasses two (2) land staking applications: (i) a reconnaissance license contiguous to the southwest extremity of our Kibi Project covering an area of 7.0 sq km (700 ha) (the “Akim Apapam Concession”); and, (ii) a ground extension along the northwest boundary of the Kibi Project covering an area of 1.42 sq km (142 ha) (the “Apapam Concession Extension”). The Akim Apapam Concession was made to provide a buffer area. Our company has not conducted any exploration on the Akim Apapam Concession and there is no current knowledge of past exploration activity or lode gold on this ground. The Apapam Concession Extension was made to cover certain trench and drill gold intercepts. The applications for the Akim Apapam Concession and the Apapam Concession Extension were submitted by the Company to Mincom on January 15, 2008 and, as at the date of this Report, approval of these applications is still pending and there is no assurance that either of them will be granted.

          The Apapam Concession contains two (2) small scale mining (“SSM”) licenses, comprising approximately 0.1012 sq km (10.12 ha) located within the northwest portion of the concession which were granted to third parties prior to our company’s application for the Apapam Concession. None of the in situ, lode gold mineralization occurrences described in the 43-101 Report are located within and/or proximal to these third party SSM licenses, and there is no current knowledge of any lode gold occurrences being present on these parcels. No information is available on past and/or current alluvial gold mining activity on these SSM licenses.

Location and Access

          Our Kibi Project lies within the Kibi-Winneba area in the Eastern Region of Ghana and is located on the eastern flank of the Atewa Range along the headwaters of the Birim River in the immediate vicinity of the district capital of Kibi, approximately 75 km NNW of the nation’s capital city of Accra. Access to our Kibi Project is by driving northwest from Accra on the paved Accra-Kumasi Trunk Road which is the main national highway for approximately 90 km until the town of Kibi, marked by a road sign, is reached. One would make a left hand turn at the Kibi sign and drive southwest for approximately 5 km to arrive at our Apapam concession. A tarred road emanating from the Accra-Kumasi Trunk Road approximately 15 km northeast of Kibi dissects the north-central and south-eastern portions of our concession, while the tarred road servicing the town of Apapam provides access to the concession’s south-western extremity. Our Kibi Project is located approximately 20 km south-southeast from our Field Camp.

          The Kibi-Winneba area is characterized by a narrow sequence of Birimian metavolcanics underlying most of the Atewa Range, which is covered by an extensive laterite/bauxite capping, and surrounded by a thick package of Birimian metasediments dominating the flanks and the lower lying areas. Our Kibi Project covers the Birimian volcanic-sediment contact which we believe represents a highly favorable environment for the hosting of lode gold deposits throughout Ghana.

Historic Work

          Prior to the exploration work conducted by our company as noted hereunder, very little systematic exploration work for bedrock gold deposits has been conducted in the Kibi area since the 1930s.

          Prior Exploration by Xtra-Gold

General

          All gold results for the following exploration programs are reported in “ppm Au” (part per million gold). The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

          Please refer to our annual reports on Form 10-K previously filed with the SEC for any exploration activities conducted by us prior to the three years required by this Report.

2008 Follow-Up Program

          Exploration work on our Kibi Project located on the Apapam Concession during 2008 was aimed at advancing the lode gold targets identified within the the Kibi Gold Belt; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four (4) extensive, higher grade zones ranging from approximately 800 m by 75-300 m to 1,000 m by 100-500 m in area.

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

          Our Kibi Project trenching program encompassed 22 trenches totaling approximately 1,375 linear meters, including: 8 trenches (425 m) on Zone 2 (TKB006-013); and 14 trenches (950 m) on Zone 3 (TAD008-021) of the 5.5 km long Kibi gold-in-soil trend.

          A Phase I scout drilling program (the “Phase I Drill Program”) encompassing 18 diamond drill holes, ranging from 60 m to 320.5 m in length, and totalling 3,001 linear meters was implemented on the Apapam Concession from August 30 to October 28, 2008. This reconnaissance drilling was designed to test the depth continuity of gold mineralization discovered in trenches excavated on Zone 2 and Zone 1 of our Kibi Project.

          This initial reconnaissance drilling program yielded very encouraging results and demonstrated that the granitoid-hosted gold mineralization occurrences intersected along the Kibi gold-in-soil trend offers potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth.

          At the time of the above-noted work programs, recommended work to further advance our Kibi Project included: (a) additional mechanical trenching to further define the geological / structural nature and extent of the granitoid-host gold mineralization in Zone 2 and 3; and (b) a 5,000 m combined reverse circulation / diamond drilling program.

Apapam Grid Expansion

          The Apapam grid was expanded to provide control for detail (100 m) soil sampling coverage of the gold-in-soil anomalies yielded by the Phase I (2006) work program and the gold occurrences identified in the 2007 trenching, located at the northwestern extremity of the Apapam Concession, and for reconnaissance (200 m) soil sampling to follow-up on anomalous gold-in-silt samples identified in streams at the southwestern extremity of the property. A total of 54.45 line-kilometers of cross-lines and 2.1 km of baselines were established. The expanded grid now covers the entire northwestern portion of the Apapam Concession with a total of 78.8 line-kilometers of southeast trending cross-lines extending along a 6.1 km baseline.

Soil Geochemistry Survey

          An extensive soil geochemistry survey was undertaken on the Apapam Concession to provide detailed (100 m) soil sampling coverage of the gold-in-soil anomalies yielded by the Phase I (2006) work program and the gold occurrences identified in the 2007 trenching, located at the northwestern extremity of the concession, and for reconnaissance (200 m) soil sampling to follow-up on anomalous gold-in-silt samples identified in streams at the southwestern extremity of property during the 2004 Regional Exploration program. A total of 1,827 soil samples were collected at 25 m intervals along the 46.975 line-kilometers of cross lines. Including the Phase I (2006) work program, a total of 2,859 soil samples have been collected on the Apapam grid.

          The anomalous threshold for the soil sample results was set at 0.075 ppm gold based on past exploration experience on the Apapam Concession. 666 (23%) out of the 2,859 soil samples returned gold values greater than the 0.075 ppm anomalous threshold, including: 236 (8%) samples over 0.150 ppm; 95 (3.5%) samples over 0.30 ppm; and 61 (2%) samples over 0.5 ppm gold.

          The expanded soil survey outlined an over 5.5 km long, NE-trending, anomalous gold-in-soil trend (“Kibi gold-in-soil trend”) characterized by four (4) extensive, higher grade zones (i.e. Zone 1 to 4) ranging from approximately 800 m by 75-300 m to 1,000 m by 100-500 m in area. This gold-in-soil anomalous trend (> 0.075 ppm Au) tends to be patchy in nature and/or to pinch-out along its 5.5 km extent. The gold-in-soil anomalies exhibit a good spatial relationship with the bedrock gold occurrences identified to date in trenches at the northwestern extremity of the Apapam Concession.

IP / Resistivity and Magnetometer Surveys

          An IP / Resistivity survey covering the entire 5.5 km extent of the Kibi gold-in-soil trend was conducted to help define drill targets for the Phase I drill program. The 61.9 line-kilometer IP / Resistivity (Time Domain) survey, covering the entire extent of the Kibi gold-in-soil trend at 200 m spacing, with some 100 meter detail sections centred on known gold showings, was conducted using a Pole-Dipole Array with a dipole length of 50 m and dipole separations of n = 1 to 6. This survey design should yield an approximate depth of investigation of about 175 to 200 m at n=6.

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

2008 Kibi Project Trenching Program

          The trenching program at the Kibi Project in 2008 (the “2008 Kibi Project Trenching Program”) encompassed 22 trenches totaling approximately 1,375 linear meters, including 8 trenches (425 m) on Zone 2 (TKB006-013) and 14 trenches (950 m) on Zone 3 (TAD008-021) of the 5.5 km long Kibi gold-in-soil trend. The 19 hand dug and 3 mechanical trenches, ranging from 20 m to 154 m in length and from 1.5 m to 4.0 m in depth, were designed to test the geochemical signature at depth, within the in situ saprolite (oxidized rock) horizon, of the gold-in-soil anomalies. As at the year ended December 31, 2008, a total of 35 trenches totaling approximately 2,320 m have been excavated on our Kibi Project.

          Trenching exposed widespread occurrences of classical granitoid-hosted gold mineralization in Zone 2 and 3. Mineralization is hosted by swarms of granitoid bodies interpreted to be emplaced along splay structures off an inferred NE-trending regional structure. The broadly spaced trenching encountered significant granitoid-hosted gold mineralization, over trench lengths ranging from 10 m to 45 m, spread out over approximately 975 m and 500 m E-W distances in Zone 2 and 3, respectively. In addition several granitoid occurrences yielded lower grade but still exploration significant anomalous gold values. Significant gold intercepts from the 2008 Kibi Project Trenching Program, as well as significant intercepts from the 2007 Zone 2 trenching, are presented in Table 3 below. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

          A total of 14 manual trenches totaling approximately 950 linear meters (TAD008-TAD021) were completed in 2008 on Zone 3 of the Kibi gold-in-soil trend, located approximately 700 m southwest of the Phase I drilling area on Zone 2. To date saprolitic occurrences of altered granitoid exhibiting quartz-iron carbonate veining and oxidized sulphide sites have been encountered in six (6) trenches on Zone 3.

          The Zone 3 trenching yielded two (2) significant granitoid-hosted gold mineralization intercepts: 4.93 ppm gold over 45 m, including 10.12 ppm gold over 12 m; and 1.60 ppm gold over 18 m, including 9.89 ppm gold over 2 m, in trenches TAD019 and TAD016, respectively. In addition, reconnaissance trenching of the Zone 3 gold-in-soil anomaly in 2007 yielded an intercept of 1.09 ppm gold over a 10 m trench length in trench TAD001-TAD004. The remaining three (3) mineralized granitoid occurrences yielded lower grade but exploration significant, anomalous gold values.

Table 1: Significant Trench Intersections – Kibi Project (Length Weighted Average Grades)

	Intervals (meters)			Gold
Trench ID	From	To	(1) Trench Length	(ppm)
TKB002	12.00	14.00	2.00	8.79
TKB003	46.36	54.10	7.74	1.60
TKB003	64.10	74.55	10.45	1.62
including	68.00	70.25	2.25	4.64
TKB004	194.00	214.00	20.00	2.54
including	203.00	214.00	11.00 (2)	4.07
TKB005	60.00	90.00	30.00	2.49
including	61.00	74.00	13.00	5.23
including	69.00	71.00	2.00	14.45
TKB006	58.00	94.00	36.00 (3)	1.46
including	64.00	81.00	17.00	2.20
including	64.00	65.00	1.00	7.90
TAD001-004	-	-	10.00	1.09
including	-	-	1.00	4.95
TKB010	0.00	42.00	42.00	1.29
including	15.00	28.00	13.00	2.26
TKB011	12.00	27.00	15.00	1.26
including	19.00	25.00	6.00	2.41
TKB012	1.00	5.00	4.00	2.51
TAD016	23.00	41.00	18.00	1.60
including	33.00	35.00	2.00	9.89
TAD019	16.00	61.00	45.00	4.93
including	16.00	46.00	30.00	6.23
including	34.00	46.00	12.00	10.12
including	42.00	44.00	2.00	17.00

(1)	Reported intercepts are trench-lengths; true width of mineralization is unknown at this time.

(2)	Estimated to represent a true width of ~ 4m due to flat lying nature of quartz veining.

(3)	Apparent Width: Estimated to represent a true width of ~ 25 meters based on flat lying nature of the quartz veining.

Results of Phase I Drill Program

          The Phase I Drill Program on our Kibi Project encompassed 18 diamond drill holes (NQ2 core), ranging from 60 m to 320.5 m in length, and totaling 3,001 linear meters. This reconnaissance drilling was designed to test the depth continuity of gold mineralization discovered in trenches excavated on Zone 2 and Zone 1 of our Kibi Project; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four (4) extensive, higher grade zones ranging from approximately 800 m by 75-300 m to 1,000 m by 100-500 m in area. The Phase I Drill Program was implemented from August 30 to October 28, 2008 by Burwash Drilling of Cobble Hill, British Columbia, Canada.

          This initial reconnaissance drilling program yielded very encouraging results and demonstrated that the granitoid-hosted gold mineralization occurrences intersected along the Kibi gold-in-soil trend offers potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth.

          The first 15 holes of the Phase II Drill Program targeted gold mineralization discovered in four (4) trenches, TKB005, TKB004, TKB006, and TKB009-010, spread out over an approximately 975 m E-W distance on the Zone 2 gold-in-soil anomaly. Thirteen (13) out of the 15 holes on Zone 2 yielded significant gold intercepts, including 10 holes intersecting significant granitoid-hosted gold mineralization over 7 m to 45 m core lengths. Significant gold intercepts are presented in Table 4 below. The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

          Mineralized material consists of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining, and disseminated sulphides. Mineralization discovered by trenching and/or drilling on Zone 2 and Zone 3 appears to be hosted by swarms of granitoid bodies, ranging from 5.5 m to 79 m in core length, interpreted to be emplaced along splay structures off an inferred NE-trending regional structure.

          Limited drilling to date traced the granitoid-hosted gold mineralization over a 200 m strike length and to a vertical depth of 100 m at the Trench TKB004 Zone, including gold intercepts of: 2.11 ppm gold over 25.4 m; 0.87 ppm gold over 15 m and 1.28 ppm gold over 33 m; 2.24 ppm gold over 16 m; and 2.78 ppm gold over 15 m in holes KBD08012, KBD08013, KBD08014, and KBD08015, respectively. Similarly, mineralization at the Trench TKB005 Zone was traced over an approximately 135 m strike length and to a vertical depth of 76 m in holes KBD08003 and KBD08004 and KBD08010 and KBD08011, including significant intercepts of 8.49 ppm gold over 12 m and 4.83 ppm gold over 7 m in holes KBD08004 and KBD08010, respectively.

          Limited Zone 1 scout drilling (3 holes) intersected a typical “Ashanti” style shear zone setting developed proximal to a metavolcanic-metasediment contact with a spatially associated granitoid body. Hole KBD08017 yielded intermittent, exploration significant, anomalous gold values over a 60 m core length, including encouraging intercepts of 1.43 ppm gold over 13.5 m, 1.04 ppm gold over 6 m, and 1.02 ppm gold over 8 m. In addition, Trench TKB012 excavated on a gold-in-soil anomaly, located approximately 100 m west of hole KBD08017, returned a channel sample intercept of 2.51 ppm gold over a 4 m trench length.

         Recommended work to further advance our Project includes: (a) additional mechanical trenching to further define the geological / structural nature and extent of the granitoid-host gold mineralization in Zone 2 and 3; and (b) a 5,000 m combined reverse circulation / diamond drilling program. The estimated cost of the follow-up exploration program is approximately $800,000.

Table 2: Significant Drill Intercepts – Kibi Project (Length Weighted Average Grades)

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

Phase II Drill Program

          The Phase II drill program (the “Phase II Drill Program”) on our Kibi Project encompassed 50 RC holes, ranging from 40 m to 150 m in length, and totalling 4,715 linear meters including 27 holes for 2,478 m on Zone 2 and 23 holes totaling 2,237 m on Zone 3. Fifteen initial RC holes targeted the Trench TKB005 and Trench TKB004 gold zones located at the southeast extremity of Zone 2 of the Kibi Gold Trend; an over 5.5 km long, northeast trending, anomalous gold-in-soil trend characterized by four extensive higher grade zones ranging from approximately 800 m by 75 to 300 m to 1,000 m by 100 to 500 m in area. The Phase II Drill Program was designed to: (i) test the dip and strike extensions of the four gold target zones identified in Zone 2 during the Phase I Drill Program; (ii) assess the depth continuity of gold mineralization discovered in trenches excavated in Zone 3, an approximately 1,000 m by 100 to 500 m gold-in-soil anomaly located approximately 700 m southwest of the Zone 2 drilling conducted under the Phase I Drill Program in 2008; and (iii) test IP / Resistivity anomalies spatially associated with the Kibi gold-in-soil trend. The Phase II Drill Program was designed to build upon the 2008 Phase I diamond drill results and to continue to demonstrate that the widespread, classical granitoid-hosted gold mineralization developed along our Kibi Project offers potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth. The Phase II Drill Program was implemented from July 14, 2009 to September 26, 2009 by BLY Ghana Ltd., a subsidiary of Boart Longyear.

          Drilling Results from Trenches TKB005 and TKB004 Zones (15 Holes) – Zone 2 – Kibi Project

          Eleven out of the initial 15 of the 27 RC holes on Zone 2 yielded significant gold intercepts, with all mineralized intercepts consisting of granitoid-hosted gold mineralization spanning from one m to 78 m in core length. Mineralization identified by trenching and drilling on Zone 2 appears to be hosted by a series of sill-like granitoid bodies hosted within a folded metasediment-metavolcanic rock sequence. Mineralized material consists of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining and disseminated sulphides. Significant gold intercepts for the Trench TKB005 and TKB004 zones are set forth in Table 3 hereunder.

          As at September 28, 2009, gold mineralization at the Trench TKB005 zone has been traced over an approximately 220 m strike length and to a vertical depth of approximately 75 m. Highlights from the present drilling includes intercepts of 6.29 g/t over 23 m, including 8.55 g/t over 10 m, in hole KBRC09047 and 2.97 g/t over 18 m, including 6.32 g/t over 8 M in hole KBRC09042. These two holes tested the central portion of the zone in a scissor pattern designed to better characterize the lithological and structural controls of the gold mineralization intersected in diamond drill holes KBD08003 and KBD08004 from the Phase I drill program. Field and trench mapping indicates that the Trench TKB005 zone mineralization is hosted by a moderate, easterly dipping granitoid body exhibiting an extensive, shallow to moderate, westerly dipping, sheeted quartz vein system. Hole KBD09042 (270° AZ / -50° dip) intersected the host granitoid sill at approximately right angles from a collar position on the eastern (hanging wall) flank of the granitoid body. While hole KBRC09047 (090° Az / -55° dip) was drilled down the dip of the host granitoid sill in order to transect the westerly dipping, sheeted quartz veining at approximately right angles, with the hole remaining within the confines of the host granitoid body to a down hole depth of 23 m.

Table 3: Significant Drill Intercepts – Kibi Project –Zone 2 – RC Holes KBRC09042 to KBRC09056

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
(1)Reported intercepts are core-lengths; true width of mineralization is unknown at this time.

Drilling Results from Trenches TKB006 and TKB010 Zones (12 Holes) – Zone 2 – Kibi Project

          Seven out of the 12 remaining drill holes on Zone 2 were designed to better define gold mineralization at Trench TKB006 and Trench TKB010 zones identified during the initial scout Phase I Drill Program at the northwest extremity of Zone 2 of our Kibi Project; one hole targeted a new gold zone exposed in recent trenching (trenches TKB014E and TKB014F); two holes probed previously untested gold-in-soil anomalies and two holes tested an IP / Resistivity anomaly spatially associated with a gold-in-soil anomaly. In addition, a total of 960 linear meters of mechanized trenching (38 trenches) was also conducted on Zone 2 in conjunction with this drill program to better define the surface trace of the host granitoid bodies, to test strike extension of known mineralization and to test gold-in-soil anomalies and geophysical targets.

          Five out of the above-noted seven holes targeting the Trench TKB006, TKB010 and TKB014E-TKB014F zones yielded significant gold intercepts, with all mineralized intercepts consisting of granitoid-hosted gold mineralization spanning from one meter to 76 m in core length. As at October 28, 2009, mineralization identified by trenching and drilling, spread out over an approximately 975 m east-west distance on the Zone 2 gold-in-soil trend, appears to be hosted by a series of sill-like granitoid bodies hosted within a folded metasediment-metavolcanic rock sequence.

          Mineralized material consists of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining and disseminated sulphides.

          Drilling highlights include granitoid-hosted gold mineralization intercepts from surface of 39.0 m grading 9.23 g/t gold uncut (3.54 g/t gold cut) including 10.0 m grading 33.15 g/t gold uncut (10.95 g/t gold cut) in drill hole KBRC09060 and 76.0 m grading 1.62 g/t gold, including 20.0 m grading 3.36 g/t gold (and including 5.25 g/t gold over 9.0 m) in hole KBRC09068. Significant gold intercepts for holes KBRC09057 to KBRC09068 are set forth in Table 4 hereunder.

Table 4: Significant Drill Intercepts – Kibi Project – Zone 2 – RC Holes KBRC09057 to KBRC09068

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

          Holes KBRC09057, KBRC09059 to KBRC09061 and KBRC09065 further tested the Trench TKB006 gold zone situated in the north-central portion of the approximately 1,000 m long Zone 2 gold-in-soil anomaly. Additional mechanized trenching and geological mapping during this drilling campaign appears to indicate that the Trench TKB006 Zone is characterized by two, NNW-trending, approximately eight (8) m and 40 mwide, sill-like granitoid bodies lying approximately 25 m apart within a metasediment rock sequence. Hole KBRC09060 targeting an extensive system of NE to SE trending quartz veining developed within the wider, eastern granitoid body returned an intercept from surface of 39.0 m grading 9.23 g/t gold uncut (3.54 g/t gold cut), including 10.0 m grading 33.15 g/t gold uncut (10.95 g/t gold cut). Drilling, including initial scout drill hole KBD08005, which returned intercepts of 1.18 g/t gold over 17.0 m and 1.02 g/t gold over 15.0 m, has traced the Trench TKB006 gold zone mineralization over an approximately 160 m strike distance.

          Hole KBRC09062, designed to undercut gold mineralization discovered by trenching of a previously untested gold-in-soil anomaly lying approximately 225 m west-northwest of the Trench TKB006 zone, yielded a granitoid-hosted gold mineralization intercept of 4.03 g/t gold over 4.0 m, including one m grading 9.32 g/t gold. The two target trenches positioned end to end on the same soil geochemical anomaly line both returned significant channel sample intercepts separated by an approximately 20.5 m distance, including 8.49 g/t gold over a 5.0 m trench-length, including 2.0 m grading 14.85 g/t gold, in trench TKB014E and 6.86 g/t gold over an 8.0 m trench-length, including 1.0 m grading 22.4 g/t gold, in trench TKB014F. This new gold zone is considered especially interesting given the values defined at this early stage and the extent of the untested gold-in-soil anomalies present along lines 167N to L169N within the approximately 400 m gap between the Trench TKB006 and TKB010 zones.

          Holes KBRC09067 and KBRC09068 further tested the Trench TKB010 gold zone located at the north-western extremity of the approximately 1,000 meter long Zone 2 gold-in-soil anomaly. Hole KBRC09068 targeting an extensive system of NE to NW trending quartz veining exposed in Trench TKB010 returned a granitoid-hosted gold mineralization intercept from surface of 76.0 m grading 1.62 g/t gold, including 20.0 m grading 3.36 g/t gold (and including 5.25 g/t gold over 9.0 m). Drilling and trenching to date, including initial scout drill hole KBD08008, which returned an intercept of 1.01 g/t gold over 45.0 m (including 2.01 g/t gold over 12.0 m), have traced the Trench TKB010 gold zone mineralization over an approximately 150 meter distance along the inner, northern margin of an east to southeast trending granitoid body.

          Results from 23 Scout RC Holes – Zone 3–- Kibi Project

          Drilling highlights for Zone 3 include granitoid-hosted gold mineralization intercepts of 30.0 m grading 3.52 g/t gold, including 14.0 m grading 6.47 g/t gold, from a down hole depth of 8.0 m in hole KBRC09019; 4.0 m grading 4.86 g/t gold from a down hole depth of 26 m in hole KBRC09023 and 8.0 m grading 4.95 g/t gold, including 3.0 m grading 12.89 g/t gold, from surface in hole KBRC09024. Significant gold intercepts for holes KBRC09019 to KBRC09041 are set forth in Table 5 hereunder.

          Similarly to Zone 2, all Zone 3 mineralization targets are near surface, remain open in all directions and offer potential for shallow oxide mineralization amenable to bulk mining and heap leaching, as well as large primary gold systems at depth. The limited scout drilling returned several significant gold intercepts over an approximately 825.0 m E-W distance across Zone 3. Zone 2 and Zone 3 drilling has traced the granitoid-hosted gold mineralization over an approximately 2,100 m distance along the NE-trending Kibi Gold Trend.

          This initial Zone 3 scout drilling formed part of the 4,715 meter Phase II RC Drill Program which included 27 holes for 2,478 m on Zone 2 and 23 holes totaling 2,237 m on Zone 3; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four extensive higher grade zones ranging from approximately 800 m by 75-300 m to 1,000 m by 100-500 m in area. The present drilling was designed to undercut surface gold mineralization exposed in reconnaissance trenches, and to test geophysical Induced Polarization (“IP”) / Resistivity and /or gold-in-soil anomalies on Zone 3; an approximately 1,000 m by 100-500 m, gold-in-soil anomaly located approximately 700 m to the southwest of the main Zone 2 drilling area.

Table 5: Significant Drill Intercepts – Kibi Project (Zone 3 – RC Holes KBRC09019 to KBRC09041)

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

          As at February 11, 2010, drilling included five holes to test the Trench TAD019 and TAD007 targets located at the southeastern extremity of the Zone 3 gold-in-soil anomaly, and 18 holes to assess the Trench TAD001 – TAD004, TAD015 – TAD021 and TAD016 targets within the north-central portion of the gold-in-soil anomaly. Fourteen out of the 23 scout holes returned significant gold intercepts, with an additional three holes yielding anomalous gold intercepts. (see QA-QC disclosure section for “Significant” and “Anomalous” intercept criteria). All mineralized intercepts consisted of granitoid-hosted and/or granitoid-associated gold mineralization, with mineralized material typically consisting of altered quartz diorite and tonalite exhibiting quartz-iron carbonate veining and disseminated sulphides.

          Hole KBRC09019 targeting an extensive system of granitoid-hosted, NE-trending, moderately NW-dipping, sheeted quartz veins discovered in Trench TAD019 returned a significant mineralized intercept of 30.0 m grading 3.52 g/t gold, including 14.0 m grading 6.47 g/t gold, from a down hole depth of 8.0 m. For reference purposes, Trench TAD019 yielded a channel sample intercept of 4.93 g/t gold over 45.0 m, including 10.12 g/t gold over 12.0 m. Hole KBRC09039, representing the second hole of a scissor drill pattern designed to determine the dip attitude of the host granitoid body, returned an intercept of 39.80 g/t gold over 1.0 m from a quartz vein in mafic metavolcanic rock along the footwall flank of the granitoid body. Hole KBRC09020, targeting a zone of anomalous gold values in Trench TAD007 located approximately 65.0 m to the west of the KBRC09019 collar, yielded granitoid-hosted mineralization intercepts of 1.01 g/t gold over 3.0 m and 4.10 g/t gold over 2.0 m.

          A total of 18 holes were drilled within the north-central portion of the Zone 3 gold-in-soil anomaly which is characterized by an approximately 800 meter long IP Chargeability anomaly exhibiting a spatial relationship with a geophysically inferred, NE-trending, regional structural trend. Eleven of these holes tested the north-eastern, Moderate Chargeability / Very High Resistivity portion (200 m) of the IP anomaly exhibiting a coincidental gold-in-soil signature and anomalous trench results (i.e. Trench TAD001 – TAD004 Zone).

          The limited, shallow RC drilling outlined an approximately 135.0 meter wide, NE-trending, granitoid hosted, structural corridor appearing to encompass at least five (5) distinct, gold-bearing, sheeted vein zones ranging from 1.0 m to 31.0 m in core length. Eight (8) out of the 11 Trench TAD001 – TAD004 Zone holes returned significant gold intercepts, including seven (7) holes yielding multiple significant and/or anomalous gold intercepts.

          The mineralized structural corridor is characterized by significant gold intercepts over 1.0 m to 8.0 m core lengths occurring within more extensive, lower grade, mineralization envelopes attaining 15.0 m to 31.0 m in core length. Holes KBRC09024 and KBRC0937, intersecting what appears to be the same sheeted vein zone approximately 35.0 m horizontally apart within the central section of the structural corridor returned mineralized intercepts of 8.0 m grading 4.95 g/t gold, including 3.0 m grading 12.89 g/t gold, and 28.0 m grading 0.87 g/t gold, respectively. Similarly, holes KBRC09023 and KBRC09038, drilled in a scissor pattern along the northern margin of the structural corridor, yielded 4.0 m grading 4.86 g/t gold and 31.0 m grading 0.57 g/t gold, respectively from intercepts located approximately 8.0 m horizontally apart along the same mineralized structure.

          Thirteen out of the 18 holes described above were drilled on open ground along the northern flank of the Apapam Mining Lease (see “Kibi Project – Apapam Mining Lease” for details of this mining lease), with the drill traces extending from approximately 50.0 m to 300.0 m outside the concession boundary, and two (2) additional holes straddle the concession boundary. Following the completion of a professional land survey, the approximately 1.42 sq km wedge of open ground lying between the Apapam Mining Lease and the Atewa Forest Reserve boundary was staked by us to cover the mineralization targets identified by the holes in question. The staking application was formally received by Mincom on November 19, 2009 and is currently being processed, thus securing our priority staking status, however, as at the date of this Report, the application is still pending and there is no absolute assurance that this parcel of ground will be granted to our company. Refer to Significant Intercept Table above for claim status of individual Zone 3 drill holes.

NI 43-101 Report

          In July 2010, SEMS prepared an independent technical report (the “43-101 Report”) consistent with the Canadian Securities Administrators National Instrument 43-101 – Standards of Disclosure for Mineral Projects, Form 43-101F1 – Technical Report and Companion Policy 43-101 CP (“NI 43-101”) on our Kibi Project.

Detailed Structural Study of the Kibi Project

          In February 2010, we engaged SRK to conduct a detailed structural study of our Kibi Project, including (i) conducting field and drill core investigations; (ii) assisting with the analysis of geological and structural data collected to date; and (iii) providing insights on the geological and structural controls on the distribution of the gold mineralization.

Phase III Drill Program

          Based on the results of the 2009 Phase II Drill Program, we commenced and completed our follow-up Phase III Drill Program on our Kibi Project during the Fiscal Year to: (i) further test the dip and strike extensions of the gold mineralization zones identified in the Phase I and Phase II drill programs; and (ii) test IP / Resistivity anomalies spatially associated with the Kibi gold-in-soil trend. The Phase III Drill Program was implemented from July 2010 to December 15, 2010 by Burwash Drilling of Cobble Hill, British Columbia, Canada.

Results of Phase III Drill Program

          Drilling highlights from the South Ridge Granitoid of Zone 2 include surface or near surface granitoid–hosted gold mineralization intercepts of 19.5 m grading 1.52 g/t gold in drill hole #KBDD10085; 25.5 m grading 1.50 g/t gold in hole #KBDD10086 and 23 m grading 1.74 g/t gold in hole #KBDD10090. Hole #KBDD10091 encountered a 17.0 m intersection grading 2.42 g/t gold as noted in the following table. These holes yielded significant gold intercepts, with all mineralized intercepts consisting of granitoid-hosted gold mineralization spanning from 2 m to 72 m in core length. Drilling and trenching traced an extensive system of en echelon extension vein arrays across an approximately 440 m distance along the SE-trending South Ridge Granitoid body. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite to tonalite composition. Additional trenching/drilling is required to further define the extent and strike length of the quartz vein arrays, the structural controls of the mineralization and the contacts of the host granitoid body.

Table 6: Kibi Project – Zone 2 – Significant Drill Intercepts (Phase III Diamond Drilling Program)
Hole ID	From (meters)	To (meters)	005ACore Length (meters)	Gold Grams Per Tonne	Target Granitoid
KBDD10085	3.0	22.5	19.5	1.52	South Ridge Granitoid
including	9.0	16.5	7.5	2.83
KBDD10085	52.0	59.0	7.0	6.18
including	54.0	55.0	1.0	29.50
KBDD10085	106.0	107.0	1.0	6.08
KBDD10085	146.0	177.0	31.0	1.37
including	146.0	163.0	17.0	2.13
KBDD10085	186.0	195.0	9.0	0.57
KBDD10085	232.0	244.0	12.0	0.75
KBDD10086	3.0	28.5	25.5	1.50	South Ridge Granitoid
including	3.0	22.5	19.5	1.91
KBDD10086	58.5	72.0	13.5	1.12
KBDD10086	91.0	121.0	30.0	0.93
including	92.0	103.0	11.0	1.50
KBDD10086	148.0	158.0	10.0	0.88
KBDD10086	168.0	176.0	8.0	1.27
KBDD10086	186.0	233.0	47.0	0.58
and including	215.0	226.0	11.0	0.92

KBDD10090	0	23	23	1.74	South Ridge Granitoid
including	0	15	15	2.50
KBDD10090	49	69	20	0.95
including	59	69	10	1.41
KBDD10090	77	82	5	1.78
KBDD10090	111	183	72	0.93
including	111	120.5	9.5	1.57
including	133	140	7	1.80
including	174	183	9	1.64
KBDD10090	220	250	30	0.73
including	229	244.5	15.5	1.00

KBDD10091	10.5	122	17	2.42	South Ridge Granitoid
including	114	121	7	4.96
and including	118	119	1	16.55
Notes:
Reported intercepts are core - lengths; true width of mineralization is unknown at this time.
Intercepts constrained with a 0.25 g/t gold minimum cut-off grade at top and bottom of intercept, with arbitrarily set 30 g/t gold upper cut-off grade applied, and maximum of five (5) consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals above 15 g/t gold indicated.

          Ongoing diamond drilling has significantly expanded known gold mineralization down dip on the Zone 2 - Central Granitoid at our Kibi Project. Three step-back holes (685 m) successfully expanded the gold mineralization to a down dip depth of up to approximately 115 m. Drilling highlights include classical granitoid-hosted gold mineralization intercepts of 20 m grading 2.43 g/t gold in KBDD10099; 58 m grading 2.46 g/t gold, including 28 m grading 3.67 g/t gold, in KBDD10101; 27 m grading 1.98 g/t gold and 25 m grading 1.76 g/t gold in KBDD10103.

Table 7: Kibi Project - Zone 2 – Significant Drill Intercepts (Phase III Diamond Drilling Program)
Hole ID	From (meters)	To (meters)	Core Length (meters)	Gold Grams Per Tonne	Target Granitoid
KBDD10099	141	161	20	2.43	Central Granitoid
including	145	156	11	3.52
KBDD10099	176	183	7	2.53
including	179	191	2	5.21
KBDD10101	112	170	58	2.46 (1)	Central Granitoid
including	112	130	18	2.18
including	142	170	28	3.67
(and including)	143	166	23	4.40
(and including)	144	159	15	5.42
(and including)	144	150	6	10.39
(and including)	144	145	1	29.70
KBDD10103	131	158	27	1.98	Central Granitoid
including	137	158	21	2.51
(and including)	137	152	15	3.23
KBDD10103	180	205	25	1.87
including	180	199	19	2.11
Notes:
Reported intercepts are core - lengths; true width of mineralization is unknown at this time.
(1) Intercept encompasses 11.0 m essentially barren interval (0.03 g/t Au) appearing to reflect a post mineralization dyke (130 m – 141 m).
Unless otherwise indicated intercepts constrained with a 0.25 g/t gold minimum cut-off grade at top and bottom of intercept, with arbitrarily set 30 g/t gold upper cut-off grade applied, and maximum of five (5) consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals above 15 g/t gold indicated.

          The above-noted drill holes targeted the depth potential of the gold mineralization along the southeast portion of the Central Granitoid body located at the south-eastern extremity of the approximately 1,200 m long by 500 m to 800 m wide Zone 2 gold-in-soil anomaly. All three holes were designed to test the down dip extension of gold mineralization along an approximately 100 m strike extension of the host granitoid body; with the drilling centered on a flexure or possible fold nose imparting a change from a northwesterly trend to an easterly trend to the moderate, northerly dipping granitoid body. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite to tonalite composition.

          Hole #KBDD10099 was drilled in a southwest direction on the NW-trending segment of the granitoid body. It was designed to undercut a mineralized intercept of 27.0 m grading 4.03 g/t gold in hole #KBDD10069 and yielded two significant mineralization intercepts located approximately 75 m down dip of the #KBDD10069 intercept, including: 20.0 metres grading 2.43 g/t gold from a down hole depth of 141 m; and 7.0 m grading 2.53 g/t gold from a down hole depth of 176 m. Significant mineralization was traced over an approximately 115 m down dip distance from surface on the KBDD10069 – KBDD10074 – KBDD10099 drill section.

          Hole #KBDD10101, consisting of a south trending borehole designed to test the nose of the flexure in the granitoid body at depth below an intercept of 25.4 m grading 2.11 g/t gold yielded by scout diamond core hole #KBD08012, returned a wide mineralized intercept of 58.0 m grading 2.46 g/t gold from a down hole depth of 112 m; approximately 45 m down dip of the #KBD08012 intercept. This 58 m mineralized intercept encompasses an essentially barren, 11.0 m core-length interval (130 m -141 m) appearing to reflect the truncation of the mineralization by a post mineralization dyke; with the mineralized section above the dyke yielding an intercept of 18.0 m grading 2.18 g/t gold (112 m - 130 m), and the segment below the dyke returning 28.0 m grading 3.67 g/t gold (142 m - 170 m), including 15 m grading 5.42 g/t gold. Hole #KBDD10103, also consisting of a south trending borehole collared approximately 50 m to the east of hole #KBDD10101 along the northern, hanging wall flank of the easterly trending granitoid body, was designed to undercut intercepts of 15.0 m grading 0.87 g/t gold and 33 m grading 1.28 g/t yielded by scout diamond core hole #KBD08013. Hole #KBDD10103 returned two significant mineralization intercepts extending approximately 45 m to 75 m down dip from the lower #KBD08013 mineralized intercept, including: 27.0 m grading 1.98 g/t gold from a down hole depth of 131.0 m, including 15.0 m grading 3.23 g/t gold; and 25.0 m grading 1.76 g/t gold from a down hole depth of 180.0 m.

          Drilling and trenching traced significant gold mineralization within the southeastern segment of the Central Granitoid over an approximately 300 m strike extension of the host granitoid body and down to a maximum down dip distance 115 m. The mineralization remains open in all directions and drilling to further define the extent and geological controls of the mineralization is currently ongoing.

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

Work in Progress

2011 Drill Program

          On January 15, 2011, we commenced our 2011 Drill Program on our Kibi Project. The drilling was primarily designed to expand known gold mineralization along strike and at depth within the southeast portion of the Central Granitoid body located at the south-eastern extremity of the approximately 1,200 m long by 500 m to 800 m wide Zone 2 gold-in-soil anomaly. The drilling yielded widespread visible gold occurrences distributed over an approximately 250 m strike extension of the host Granitoid body, and down to a vertical depth of approximately 220 m.

Future Exploration Plans

          We plan to continue our 2011 Drill Program throughout 2011 at an estimated cost of $5,000,000.

Resources and Reserves

          No ore resources or reserves have been identified on our Kibi Project.

Apapam Mining Lease

          XG Mining’s interest in the Kibi Project was previously held by a prospecting license granted by the Government of Ghana on March 29, 2004 covering a licensed area of 33.65 sq km. Subsequently, in May 2008, XG Mining made an application to the Government of Ghana to convert the prospecting license to a mining lease. Our application received parliamentary approval resulting in the Government of Ghana granting and registering the Apapam Mining Lease to XG Mining on the following terms and conditions.

          Our subsidiary, XG Mining, which is owned by us as to a 90% interest, entered into the Apapam Mining Lease dated December 18, 2008 (the “Apapam Mining Lease”) with the Government of Ghana, who holds a 10% free carried interest in XG Mining. The Apapam Mining Lease covers an area of 33.65 sq km (the “Apapam Lease Area”) and is located in the East Akim District of the Eastern Region of the Republic of Ghana. The Apapam Mining Lease has a seven (7) year term expiring on December 17, 2015 and can be renewed for a further 30 year term in accordance with the Mining Act (Ghana), by making application not less than six months prior to the expiration of this mining lease. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the Apapam Lease Area (including the processing, storing and transportation of ore and materials). With respect to the Apapam Mining Lease, we are: (i) required to pay applicable taxes and annual rental fees to the Government of Ghana of approximately $15; and (ii) committed to pay a royalty in each quarter to the Government of Ghana, through the Commissioner of Internal Revenue, based on the production for that quarter within 30 days from the quarter end as well as a royalty on all timber felled in accordance with existing legislation. Under the terms and conditions of the Apapam Mining Lease, we are required to (i) commence commercial production of gold within two years from the date of the mining lease; (ii) conduct our operations with due diligence, efficiency, safety and economy, in accordance with good commercial mining practices and in a proper and workmanlike manner, observing sound technical and engineering principles using appropriate modern and effective equipment, machinery, materials and methods and paying particular regard to the conservation of resources, reclamation of land and environmental protection generally; (iii) mine and extract ore in accordance with subparagraph (ii) herein, utilizing methods which include dredging, quarrying, pitting, trenching, stoping and shaft sinking in the Apapam Lease Area.

          We are further required to furnish to the Minister of Lands, Forestry and Mines (“MLFM), the Head of the Inspectorate Division of the Minerals Commission (“HIDMC”), the Chief Executive of the Minerals Commission (“CEMC”) and the Director of Ghana Geological Survey (“DGGS”) (collectively referred to as the “Government Authorities”) technical records (the “Technical Records”) which include (i) a report in each quarter not later than 30 days after the quarter end to the Government Authorities in connection with quantities of gold won in that quarter, quantities sold, revenue received and royalties payable; (ii) a report half-yearly not later than 40 days after the half year end to the Government Authorities summarizing the results of operations during the half year and Technical Records, which report shall also contain a description of any geological or geophysical work carried out by our company in that half year and a plan upon a scale approved by HIDMC showing dredging areas and mine workings; (iii) a report in each financial year not later than 60 days after the end of the financial year summarizing the results of our operations in the Lease Area during that financial year and the Technical Records, which report shall further contain a description of the proposed operations for the following year with an estimate of the production and revenue to be obtained; (iv) a report not later than three months after the expiration or termination of the Apapam Mining Lease, to the Government Authorities giving an account of the geology of the Lease Area including the stratigraphic and structural conditions and a geological map on scale prescribed in the Mining Regulations; (v) a report to the Government Authorities (except for HIDMC and DGGS) of any proposed alteration to our regulations, (vi) a report to the Government Authorities (except for HIDMC and DGGS) on the particulars of any fresh share issuance or borrowings in excess of an amount equal to the stated capital of XG Mining; (vii) having regard to items (v) and (vi), these reports shall be submitted not less than 21 days in advance of the proposed alteration, issuance or borrowing; (viii) a copy of XG Mining’s annual financial reports to the Government Authorities (except for HIDMC and DGGS) including a balance sheet, profit and loss account and notes thereto certified by a qualified accountant, who is a member of the Ghana Institute of Chartered Accountants, not later than 180 days after the financial year end; and (ix) such other reports and information in connection with our operations to Government Authorities as they may reasonably require. We are entitled to surrender all of our rights in respect of any part of the Lease Area not larger in aggregate than 20% of the Lease Area by providing not less than two months’ notice to the Government of Ghana. We may surrender a larger part of the Lease Area by providing not less than 12 months’ notice. We have the right to terminate our interest in the Apapam Mining Lease if the mine can no longer be economically worked, by giving not less than nine months’ notice to the Government Authorities, without prejudice to any obligation or liability incurred prior to such termination. The Government of Ghana has the right to terminate our interest in the Apapam Mining Lease if (i) we fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of the mining lease (however, we have 120 days to remedy from the notice of such event); (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government Authorities.

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

Kwabeng Project

Overview

          Our Kwabeng Project (also referred to as the “Kwabeng Concession”) is comprised of 44.76 sq km and our company’s interest in the Kwabeng Concession is secured by the Kwabeng Mining Lease controlled by Xtra-Gold, as to a 90% interest; with the remaining 10% interest held by the Government of Ghana (see “Kwabeng Project – Kwabeng Mining Lease”).

Location and Access

          The Kwabeng Concession is located in the East Akim District of the Eastern Region of the Republic of Ghana, along the western, lower flank and base of the Atewa Range, approximately 8.5 km north-northwest of our Kibi Project which is located on the Apapam Concession. The eastern boundary of the Kwabeng Concession is demarcated by the Atewa Forest Reserve.

          Access to our Kwabeng Project can be gained by driving northwest from the City of Accra on the Accra-Kumasi Trunk Road, which is the main paved national highway, for approximately 110 km until arrival at Anyinam. Make a left hand turn at the road sign that reads “Kwabeng” in the middle of the Town of Anyinam and drive in a southwesterly direction approximately 10 km until arrival at a sign reading “Xtra-Gold Mining” before reaching the town of Kwabeng.

Historical Work

          There has been very little exploration for lode source gold deposits at our Kwabeng and Pameng Projects; however, there has been detailed exploration for placer gold deposits. Our Kibi, Kwabeng and Pameng Projects contain approximately 12,583,000 bank cubic meters (“BCM”) with an average grade of 0.568 grams of gold/BCM. In addition to the mineralized material, there is potential to define reserves with further exploration.

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

Prior Exploration by Xtra-Gold

          Please refer to our annual reports on Form 10-K previously filed with the SEC for any exploration activities conducted by us prior to the three years required by this Report.

2008 to 2010 Exploration Programs

          Except for the Bulk Test noted under “Recovery and Sale of Placer Gold”, no work program was carried out by our company on the Kwabeng Concession during 2008 and 2009. No significant work was carried out by our company on this concession in 2010.

Future Exploration Plans

          As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date. A work program to further evaluate the Kwabeng Old Mine prospect is currently under consideration for 2011.

Recovery and Sale of Placer Gold

          In January 2007, we commenced an early stage pre-production mining process whereby a sample area of ore was processed, the results of which assisted us in determining the best way and most profitable manner in which to mine the placer gold to be recovered from the mineralized material at our Kwabeng Project. The foregoing process was internally referred to by our company as a “Bulk Test”. We tested 32,906.70 BCM of mineralized material at our Kwabeng Project that we processed through our floating placer gold washing processing plant and recovered 608.50 ounces of placer gold. Following completion of the Bulk Test, our company made modifications to our Wash Plant. We recovered placer gold from the mineralized material at our Kwabeng Project since January 19, 2007. In October 2008, we temporarily suspended our operations at the Kwabeng Project while management of our company considered a more economic and efficient manner in which to extract and process the placer gold recovered from the mineralized material at this Project. As at December 31, 2010, we have sold an aggregate of 8,814.82 ounces of placer gold recovered from the mineralized material at our Kwabeng Project, however we did not conduct any recovery of placer gold operations at this Project during the Fiscal Year. We did not have an exclusive agreement with any company or entity to buy the placer gold that we recovered.

Resumption of Recovery of Placer Gold Operations at our Kwabeng Project

          We do not plan to resume recovery of placer gold operations at our Kwabeng Project. As stated elsewhere in this Report, we plan to focus our efforts and our financial resources primarily on planned exploration activities on our Kibi Project. In particular, as of the date of this Report, we have been conducting our 2011 Drill Program at our Kibi Project (see “Kibi Project – 2011 Drill Program”) since January 15, 2011. With respect to any mineralized material at our Kwabeng Project, we plan to enter into negotiations with independent Ghanaian contract miners and operators to assume such operations at this Project on fixed payment terms to our company. Also, the current gold price (approximately $1,417 per ounce) is significantly greater compared to the gold price during the previous mining effort by the former operator of this Project (approximately $300 per ounce). On the basis of an annual recovery of placer gold of approximately 360,000 BCM, we anticipate that recovery of placer gold operations at this Project could be sustained for 20 years, however, this will depend upon numerous factors including the grade and commercial recoverability of the mineralized material and the selling gold price at the relevant time.

Former Ownership

          In the early 1990’s, the former mining lessee invested approximately $24,000,000 to open and operate a mine at the Kwabeng concession. The mining operation lasted for 15 months and 16,800 ounces of gold was produced before the mine was shut down due to a poor gold price, mining methodology and a lack of funds to continue mining operations.

Resources and Reserves

          No ore resources or reserves have been identified on our Kibi Project.

Kwabeng Mining Lease

          Our subsidiary, XG Mining, which is owned by us as to a 90% interest, entered into the Kwabeng Mining Lease on July 26, 1989 with the Government of Ghana, which holds a 10% interest in XG Mining. The Kwabeng Mining Lease covers an area of 44.76 sq km (the “Kwabeng Lease Area”). The Kwabeng Mining Lease has a 30 year term expiring on July 26, 2019. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the lease area (including processing, storing and transportation of ore and materials). With respect to the Kwabeng Mining Lease, we are: (i) required to pay applicable taxes and annual rental fees of approximately $15 to the Government of Ghana; and (ii) committed to pay a royalty in each quarter through the Commissioner of Internal Revenue based on the production for that quarter within 30 days from the quarter end as well as a royalty on all timber felled in accordance with existing legislation. Under the terms and conditions of the Kwabeng Mining Lease, we are required to furnish to the Government Authorities the Technical Records which include (i) a report in each quarter not later than 30 days after the quarter end in connection with quantities of gold won, quantities sold, revenue received and royalties payable for that quarter; (ii) a report half-yearly not later than 40 days after the half year end to the aforementioned government authorities summarizing the results of operations in the Kwabeng Lease Area during the half year and technical records to be maintained by the company as particularly set forth in the Kwabeng Mining Lease, which report shall further contain a description for any geological or geophysical work carried out by the company during that half year and a plan upon a scale approved by the Head of the Inspectorate Division of the Minerals Commission showing mine workings and dredging areas; (iii) a report not later than 60 days after the end of each financial year to the Government Authorities (except for the DGGS) summarizing the results of our operations in the Kwabeng Lease Area during that financial year and the Technical Records, which report shall further contain a description of the proposed operations for the following year with an estimate of the production and revenue to be obtained; (iv) a report not later than three months after the expiration or termination of the Kwabeng Mining Lease, to the Government Authorities, giving an account of the geology of the Kwabeng Lease Area including the stratigraphic and structural conditions and a geological map on a scale prescribed in the Mining Regulations; (v) a report to the Government Authorities (except for HIDMC and DGGS) of any proposed alteration to its regulations and a report of the particulars of any proposed transfer of any share of its capital stock representing 1% of more of the total number of issued and outstanding shares; (vi) a report to the Government Authorities on the particulars of any fresh share issuance or borrowings in excess of an amount equal to the stated capital of XG Mining; and (vii) having regard to items (v) and (vi), these reports shall be submitted not less than 60 days in advance of the proposed alteration, transfer, issue or borrowing; (viii) a copy of XG Mining’s annual financial reports including a balance sheet, profit and loss account and notes thereto certified by a qualified accountant who is a member of the Ghana Institute of Chartered Accountants not later than 180 days after the financial year end to the Government Authorities (except for HIDMC and DGGS); and (ix) such other reports and information in connection with our operations to the Government Authorities as they may reasonably require. We are entitled to surrender all or any part of our interest in the Kwabeng Lease Area upon providing proper notice to the Government of Ghana. We have the right to terminate our interest in the Kwabeng Mining Lease if the subject mine can no longer be economically worked, by giving not less than nine months’ notice to the Government Authorities, without prejudice to any obligation or liability incurred prior to such termination. The Government of Ghana has the right to terminate our interest in the Kwabeng Mining Lease if (i) we fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of this mining lease (however, we have three months to remedy from the notice of such event); (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government Authorities.

          The Kwabeng Mining Lease further provides that XG Mining shall report forthwith to the Government Authorities in the event we discover any other minerals in the Kwabeng Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements made between XG Mining and the Government Authorities.

Ancillary Operations

Field Camp at Kwabeng Project

          Our company possesses our fully operational and well maintained Field Camp comprised of an administrative office, living quarters and workshop facilities located on our Kwabeng Concession which is accessible by paved road located approximately two (2) hours drive from the capital city of Accra. Our Field Camp is the base of operations for the majority of our administrative activities and all of our exploration activities. All of our senior staff is accommodated in the Field Camp with our junior staff located in the surrounding towns and villages. XG Mining has rehabilitated the Field Camp which included installation of a communication system for Internet access, electronic mail, telephone and facsimile service and minor construction repairs. Our Field Camp is within cell phone coverage and is supplied with electricity from the national power grid, which lines run along the road accessing our Field Camp.

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

Equipment Purchases

          During the Fiscal Year, we purchased a bulldozer, an excavator, a Mack truck and a lowboy trailer to assist us with our exploration activities. During the next 12 months, we plan on purchasing another bulldozer and excavator to assist us with our exploration activities. In addition, in connection with our exploration activities at our Projects, we own the equipment necessary to carry out such activities, except for a drill rig which we plan to rent.

Equipment Maintenance

          Any maintenance of our excavator, or other equipment which we may own, will be carried out in the workshops located within our Field Camp.

Capital Expenditures

          We do not anticipate any significant capital expenditures in the next 12 months in connection with recovery of placer gold operations as we have not planned to conduct such operations during this period. As stated elsewhere in this Report, we plan to negotiate with independent Ghanaian contract miners and operators to resume such operations.

Pameng Project

Overview

          Our Pameng Project (also referred to as the “Pameng Concession”) is comprised of 40.51 sq km and our company’s interest is secured by the Pameng Mining Lease controlled by Xtra-Gold, as to a 90% interest; with the remaining 10% interest held by the Government of Ghana (see “Pameng Project – Pameng Mining Lease”).

          The Pameng Concession is located in the East Akim District of the Eastern Region of Ghana, along the western, lower flank and base of the Atewa Range, approximately 2 km west-northwest of our Kibi Project which is located on the Apapam Concession. Access to our Pameng Project can be gained by driving northwest from the City of Accra on the Accra-Kumasi Trunk Road, which is the main paved national highway, for approximately 125 km until arrival at the village of Pameng where there is a road sign reading “Pameng”. Make a left hand turn at the Pameng sign and drive southwest approximately 2 km to reach our Pameng Concession. Our Pameng Concession is located approximately 15 km south-southwest from our Field Camp.

Historical Work

          To the best of our company’s knowledge, the Pameng Concession has never been subjected to modern, systematic exploration for lode gold mineralization.

Prior Exploration by Xtra-Gold

General

          Please refer to our annual reports on Form 10-K previously filed with the SEC for exploration activities conducted by us prior to the three years required by this Report.

2008 to 2010 Exploration Programs

          No significant work program was carried out in 2008 through to 2009. Lode gold exploration efforts to date by our company on our Pameng Project have been limited to a few reconnaissance geology/prospecting traverses. No significant lode gold exploration work was conducted in 2010 on this Project.

Future Exploration Plans

          As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date. A first pass work program including soil geochemistry and scout trenching is currently under consideration for 2011.

Recovery and Sale of Place Gold

          During the Fiscal Year, we negotiated with independent Ghanaian contract miners and operators in connection with their recovery of placer gold operations on fixed payment terms to our company.

Resources and Reserves

          No ore resources or reserves have been identified on our Pameng Project.

Pameng Mining Lease

          Our subsidiary, XG Mining, which is owned by us as to a 90% interest, entered into the Pameng Mining Lease on July 26, 1989 with the Government of Ghana, which holds a 10% interest in XG Mining. The Pameng Mining Lease covers an area of 40.51 sq km (the “Pameng Lease Area”). The Pameng Mining Lease has a 30 year term expiring on July 26, 2019. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the lease area (including processing, storing and transportation of ore and materials). See “Kwabeng Project – Mining Lease” for identical terms for the Pameng Mining Lease, except for the name of the mining lease and the lease area.

Banso Project

Overview

          Our Banso Project (also referred to as the “Banso Concession”) is comprised of 55.28 sq km and, as at the end of the Fiscal Year, our company’s interest was secured by a single prospecting license (the “Banso and Muoso PL”) registered to XGEL covering the Banso Concession and the Muoso Concession. We subsequently converted the Banso and Muoso PL and, in January 2011, XG Mining was granted a mining lease covering the Banso Concession (the “Banso Mining Lease”).

Location and Access

          The Banso Concession is located in the East Akim District of the Eastern Region of Ghana, approximately 11 km south-southeast from our Field Camp.

          Both of the Banso Concession and the Muoso Concession lie in the Kibi-Winneba Gold Belt on the western flanks of the prominent Atewa Range, which is underlain by Birimian greenstone, phyllites, meta-tuffs, epi-diorite, meta-greywacke and chert. The valleys, over which this concession isare located, are underlain by thick sequences of Birimian metasediments. The north-western end of the Atewa Range is the type-locality for the Birimian metasediments and metavolcanics. The area where both of our Banso and Muoso Projects are located is one of the oldest placer gold mining areas of Ghana, dating back many centuries.

          Access to the Banso Concession is gained by driving northwest approximately 136 km from Accra on the paved Accra-Kumasi Trunk Road.

Historic Work

          Historical exploration and mining has mainly focused on placer gold. Prior to the acquisition of our interest in the Banso Concession, to the best of our knowledge and based on mining records in Ghana, there has never been a detailed documented bedrock exploration program conducted on this concession.

Prior Exploration by Xtra-Gold

General

          Please refer to our annual reports on Form 10-K previously filed with the SEC for exploration activities conducted by us prior to the three years required by this Report.

          All gold results for the following exploration programs are reported in “ppm Au” (part per million gold). The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

2008 to 2010 Exploration Programs

          Our Banso Project is at an early stage of evaluation and no mineralized material or reserve estimates have been made. Prior to the period covered by this Report, we had completed preliminary lode gold exploration programs including grid establishment, soil sampling, prospecting/geological mapping, pitting/trenching and geophysics, aimed at identifying lode gold (hardrock) mineral occurrences at our Banso Project, the results of which are noted hereunder.

          2008 Banso Target Follow Up Program

          Exploration work on the Banso Concession during 2008 was aimed at advancing the lode gold targets produced by the Phase I (2005) and Phase II (2006) work programs. Work focused on the further evaluation of the Banso Area 3 and Ankaase gold-in-soil anomalies located at the southern extremity of the Banso Concession.

          The Banso Concession was subjected to manual trenching and soil geochemistry on an intermittent basis from late November 2007 to May 2008. All geotechnical field work such as mapping and sampling was conducted in-house by XGEL personnel. Grid establishment (line cutting) and manual trench excavation was conducted on a contract basis by Amofah and Associates of Accra and Andaco Enterprises Limited of Kwabeng, respectively.

          Banso Area 3 Trenching

          Three hand-dug trenches totaling 138 m were excavated on the Banso Area 3 gold-in-soil anomaly located at the southeastern extremity of the Banso Concession. Trenches Nos. TAB001 to TAB003 were excavated in a north-south direction, across the Phase II (2006) trenching located along the L1400N gold-in-soil anomaly, to test the subsurface expression of an extensive ENE-trending quartz float train discovered during prospecting. Trenches TAB002 and TAB003 form a continuous trench extending over a 112 m length. A total of 69 horizontal channel samples were collected at two (2) meter intervals, with shorter samples utilized in areas of geological interest (i.e. quartz veining).

          Trenches TAB002 – TAB003 exposed a system of intermittent, ENE-trending, quartz veining extending over a 80 meter trench-length, including a 10 meter zone encompassing three parallel quartz veins ranging from 0.25 m to 0.35 m in width, within the northern portion of TAB002. Two of the quartz veins yielded significant gold values of 4.64 ppm and 7.67 ppm over true-widths of 0.25 m and 0.28 m, respectively. The TAB002-TAB003 trench yielded intermittent, anomalous gold values over its entire 112 meter length. Including exploration significant intervals of 0.19 ppm gold over 46 m and 0.22 ppm gold over 16 m.

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

          The anomalous threshold for the soil sample results was set at 0.05 ppm gold based on past work experience in the Kibi Gold Belt. 205 (12%) out of the 1,702 soil samples returned gold values greater than the 0.05 ppm anomalous threshold, including: 43 (2.5%) samples over 0.25 ppm; 22 (1.3%) samples over 0.50 ppm; and 14 (0.8%) samples over 1.0 ppm gold.

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

          2010 Exploration Program

          No significant lode gold exploration work was conducted in 2010 on our Banso Project.

Future Exploration Plans

          As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date.

Resources and Reserves

          No ore resources or reserves have been identified on our Banso Project.

Banso Mining Lease

          Our company’s interest in the Banso Project was previously held by a prospecting license granted by the Government of Ghana on September 24, 2011 covering a licensed area of 51.67 sq km. This prospecting license also covered a licensed area of 55.65 with respect to our company’s interest in our Muoso Project (see “Muoso Project – Muoso Mining Lease”). Subsequently, in the Fiscal Year, XG Mining made an application to the Government of Ghana to convert the Banso and Muoso PL to a mining lease. Our application received parliamentary approval resulting in the Government of Ghana granting and registering the Banso Mining Lease to XG Mining on the following terms and conditions.

          The Banso Mining Lease is dated January 6, 2011 and is controlled by Xtra-Gold, as to a 90% interest; with the remaining 10% interest held by the Government of Ghana. The Banso Mining Lease covers an area of 51.67 sq km (the “Banso Lease Area”). The Banso Mining Lease has a 13 year term expiring on January 5, 2024. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the Banso Lease Area (including processing, storing and transportation of ore and materials). With respect to the Banso Mining Lease, we are: (i) required to pay applicable taxes and annual rental fees of approximately (GH¢260.00 (USD$167) to the Government of Ghana; and (ii) committed to pay a royalty in each quarter through the Commissioner of Internal Revenue based on the production for that quarter within 30 days from the quarter end as well as a royalty on all timber felled in accordance with existing legislation. Under the terms and conditions of the Banso Mining Lease, we are required to (i) commence commercial production of gold within two (2) years from the date of this mining lease; (ii) furnish to the Government Authorities, MLFM, HIDMC and DGGS (i) a report in each quarter not later than 30 days after the quarter end in connection with quantities of gold won, quantities sold, revenue received and royalties payable for that quarter; (ii) a report half-yearly not later than 40 days after the half year end to the Government Authorities summarizing the results of operations in the Banso Lease Area during the half year and the Technical Records to be maintained by the company as particularly set forth in the Banso Mining Leases, which report shall further contain a description for any geological or geophysical work carried out by the company during that half year and a plan upon a scale approved by HIDMC showing mine workings and dredging areas; (iii) a report not later than 60 days after the end of each financial year to the Government Authorities (except for DGGS) summarizing the results of our operations in the Banso Lease Area during that financial year and the Technical Records, which report shall further contain a description of the proposed operations for the following year with an estimate of the production and revenue to be obtained; (iv) a report not later than three months after the expiration or termination of the Banso Mining Lease, to the Government Authorities, giving an account of the geology of the Banso Lease Area including the stratigraphic and structural conditions and a geological map on a scale prescribed in the Mining Regulations; (v) a report to the Government Authorities (except for HIDMC and DGGS) of any proposed alteration to its regulations and a report of the particulars of any proposed transfer of any share of its capital stock representing 1% of more of the total number of issued and outstanding shares; (vi) a report to the Government Authorities on the particulars of any fresh share issuance or borrowings in excess of an amount equal to the stated capital of XG Mining; and (vii) having regard to items (v) and (vi), these reports shall be submitted not less than 60 days in advance of the proposed alteration, transfer, issue or borrowing; (viii) a copy of XG Mining’s annual financial reports including a balance sheet, profit and loss account and notes thereto certified by a qualified accountant who is a member of the Ghana Institute of Chartered Accountants not later than 180 days after the financial year end to the Government Authorities (except for HIDMC and DGGS); and (ix) such other reports and information in connection with our operations to the Government Authorities as they may reasonably require. We are entitled to surrender all or any part of our interest in the Banso Lease Area upon providing proper notice to the Government of Ghana. We have the right to terminate our interest in the Banso Mining Lease if the subject mine can no longer be economically worked, by giving not less than nine months’ notice to the Government Authorities, without prejudice to any obligation or liability incurred prior to such termination. The Government of Ghana has the right to terminate our interest in the Banso Mining Lease if (i) we fail to make payments when due; (ii) contravene or fail to comply with terms and conditions of this mining lease (however, we have three months to remedy from the notice of such event); (iii) become insolvent or commit an act of bankruptcy; or (iv) submit false statements to the Government Authorities.

          The Banso Mining Lease further provides that XG Mining shall report forthwith to the Government Authorities in the event we discover any other minerals in the Banso Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements made between XG Mining and the Government Authorities.

Muoso Project

Overview

Location and Access

          Our Muoso Project (also referred to as the “Muoso Concession”) is comprised of 55.28 sq km and, as at the end of the Fiscal Year, our company’s interest was secured by the Banso and Muoso PL registered to XGEL covering the Banso and Muoso Concessions. We subsequently converted the Banso and Muoso PL and, in January 2011, XG Mining was granted a mining lease covering the Muoso Concession (the “Muoso Mining Lease”).

Location and Access

          The Muoso Concession is located in the East Akim District of the Eastern Region of Ghana, approximately 10 km south-southeast from our Field Camp.

          Access to our Muoso Project is gained by driving northwest approximately 80 km from Accra on the paved Accra-Kumasi Trunk Road. This highway passes through the easternmost portion of the Muoso Concession and shares a common boundary with the Kwabeng Concession. From the town of Osino, one would drive northwest approximately 5 km to the town of Anyinam, from which an all weather direct road heads south through the centre of the Muoso Concession and onto the Banso Concession, approximately 15 km south of the Accra-Kumasi Trunk Road. The town of Muoso is approximately 10 km from Anyinam. A number of dirt roads, trails and footpaths offer additional access to this concession.

Historic Work

          Historical exploration and mining has mainly focused on placer gold. Prior to the acquisition of our interest in the Muoso Concession, to the best of our knowledge and based on mining records in Ghana, there has never been a detailed documented bedrock exploration program conducted on this concession.

Prior Exploration by Xtra-Gold

General

          Please refer to our annual reports on Form 10-K previously filed with the SEC for exploration activities conducted by us prior to the three years required by this Report.

          All gold results for the following exploration programs are reported in “ppm Au” (part per million gold). The term “ppm” represents “part per million” where 1 ppm = 1 gram per tonne (g/t) = 1,000 part per billion (ppb).

2008 to 2010 Exploration Programs

          Our Muoso Project is at an early stage of evaluation and no mineralized material or reserve estimates have been made.

          2008 Muoso Target Follow Up Program

          Exploration work on the Banso and Muoso Concessions during the 2008 reporting period was aimed at advancing the lode gold targets produced by the Phase I (2005) and Phase II (2006) work programs. Work focused on the further evaluation of the Banso Area 3 and Ankaase gold-in-soil anomalies located at the southern extremity of the Banso Concession and eastern extremity of the Muoso Concessions, respectively.

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

          2009 and 2010 Trenching Program

          From December 1, 2009 to February 20, 2010, we conducted a 546 linear-meters trenching program at our Muoso Project. Details of the trenching program are noted below under “Ankaase Trench 2009 Trenching Program”.

          Ankaase Trend Auger Sampling

          As a follow up to the Phase II (2006) soil geochemistry survey, a hand-auger program was implemented on the Ankaase gold-in-soil anomaly located at the eastern extremity of the Muoso Concession. The auger sampling was designed to test the geochemical signature of the gold-in-soil anomalies at depth within the saprolite horizon in order to better define trenching targets. A total of 99 sites, totaling 371 linear-meters, were augered to an average depth of approximately 3.75 m (5 m max.). A one (1) m sample was collected from the saprolite horizon at the bottom of each hole. Auger hole spacing was typically at 25 m, with some 12.5 meter infilling.

          The anomalous threshold for the auger sample results was set at 0.10 ppm gold based on past work experience in the Kibi Belt. 21 (21%) out of the 99 auger samples returned gold values greater than the 0.10 ppm anomalous threshold; including four samples over 0.5 ppm and a maximum value of 2.46 ppm. The auger sampling proved to be an efficient trench target definition method.

          Ankaase Trend 2008 Trenching Program

          The 2008 scout trenching program encompassed 19 hand dug trenches, ranging from 8 m to 236 m in length and from 1.5 m to 3.5 m in depth, and totaling 805 linear meters. The reconnaissance trenching was designed to test the geochemical signature at depth, within the in situ saprolite (oxidized rock) horizon, of the southern half (1.4 km) of the extensive Ankaase Gold Trend; an over 3.5 km long, NE-trending, anomalous gold-in-soil trend characterized by the widespread occurrence of auriferous quartz floats.

          This initial reconnaissance trenching program yielded very encouraging results and confirmed that the extensive Ankaase gold-in-soil trend is spatially associated with a typical “Ashanti” style shear zone setting developed proximal to a Birimian metavolcanic-metasediment contact with associated Belt granitoids.

          A total of 511 horizontal channel samples were collected from a canal excavated along the bottom sidewall of the trench (~ 0.10m above floor). Samples were typically 2 m in length, with shorter (1 m) samples utilized in areas of geological interest (i.e. quartz veining). 85 (17%) out of the 511 channel samples returned gold values greater than 0.5 ppm, including: 52 (10%) samples over 1.0 ppm; and 20 (4%) samples over 3.0 ppm gold.

          Nine (9) out of the 19 trenches yielded significant gold intercepts as presented in Table 8; with an additional seven (7) trenches yielding anomalous, exploration significant gold values; and three (3) trenches failing to return any anomalous gold values.

Table 8: Significant Trench Specifications – Ankaase Gold Trend

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

          Trenching to date has intermittently traced an approximately 150 m to 200 m wide, NE-trending deformation zone over an approximately 1.4 km strike length. This structural corridor is characterized by several sub parallel, shear hosted, gold-bearing quartz vein zones ranging from less than 1 m to approximately 24 m in trench length; with individual quartz veins ranging from less than 1 cm to 5.5 m in trench length. A granitoid body exhibiting widespread, low grade gold mineralization (0.43 ppm gold over 62 m) exposed within trench TMU005 at the southwestern extremity of the Ankaase Gold Trend is also of significant exploration interest.

Ankaase Trend 2009-2010 Trenching Program

          The 2009-2010 trenching program encompassed 12 hand dug trenches, ranging from 30 m to 68 m in length and from 1.2 m to 3.5 m in depth, and totaling 546.0 linear meters. This trenching program commenced on December 1, 2009 and was completed on February 20, 2010. By the end of 2009, five (5) trenches totaling approximately 208.0 m had been excavated and channel sampled. The reconnaissance follow-up trenching was designed to better define the structural controls of the mineralization identified during the initial 2008 scout trenching program.

Resources and Reserves

          No ore resources or reserves have been identified on our Muoso Project.

Muoso Mining Lease

          Our company’s interest in the Muoso Project was previously held by the Banso and Muoso PL granted by the Government of Ghana on September 24, 2011 covering a licensed area of 55.65 sq km with respect to this Project. The Banso and Muoso PL also covered a licensed area of 51.67 with respect to our company’s interest in our Banso Project (see “Banso Project – Banso Mining Lease”). Subsequently, in the Fiscal Year, XG Mining made an application to the Government of Ghana to convert the Banso and Muoso PL to a mining lease. Our application received parliamentary approval resulting in the Government of Ghana granting and registering the Muoso Mining Lease to XG Mining on the following terms and conditions.

          The Muoso Mining Lease is dated January 6, 2011 and is controlled by Xtra-Gold, as to a 90% interest; with the remaining 10% interest held by the Government of Ghana. The Muoso Mining Lease covers an area of 40.51 sq km (the “Muoso Lease Area”). The Muoso Mining Lease has a 14 year term expiring on January 5, 2025. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the Muoso Lease Area (including processing, storing and transportation of ore and materials). See “Banso Project – Banso Mining Lease” for identical terms for the Muoso Mining Lease, except for the term of the mining lease, the lease area and the annual rent payable to Mincom.

Edum Banso Project

          Our Edum Banso Project (also referred to as the “Edum Banso Concession”) is comprised of 20.60 sq km and lies at the southern extremity of the Ashanti gold belt in the Western Region of Ghana.

Location and Access

          The Edum Banso Concession lies within the south Ashanti gold belt in the Western Region of Ghana and is located approximately 235 km west of Accra and 15 km northwest of Takoradi, the regional capital. The north-western extremity of this concession falls within the grounds of the Benso Oil Palm Plantation (BOPP).

          Access to this Project is accessible via a secondary road from Apowa on the Takoradi to Tarkwa highway; with the all-season road dissecting the concession in a northerly direction through the hamlet of Edum Banso, located in the northern portion of the property. Our Edum Banso Project is located approximately 200 km southwest from our Field Camp.

Option Agreement for Prospecting License

          Our wholly-owned subsidiary, XGEL entered into an option agreement dated October 17, 2005 (the “Adom Option Agreement”) with Adom Mining Ltd. (“Adom”), a 100% wholly registered Ghanaian company, who is the registered proprietor of a prospecting license which Adom entered into with The Government of Ghana on May 8, 1991, covering a licensed area of 20.60 sq km (the “Edum Banso Licensed Area”). The current term of the prospecting license expired on December 1, 2010 and a further one year renewal has been approved by Mincom. At the time of making our application for renewal of the prospecting license, as required by Mincom, we submitted (i) a comprehensive terminal report, including logs of pits and assay results; (ii) a detailed financial report; (iii) evidence of annual ground rent payments; and (iv) an environmental permit from the EPA.

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

          At the time of execution of the Adom Option Agreement, we paid Adom $5,000 as consideration for entering into the agreement with us. We are required to pay Adom additional payments of $5,000 on the anniversary date of the Adom Option Agreement for each year that we hold an interest in such agreement. The term of the Adom Option Agreement is for five years. There are no other termination rights available to Adom. Prior to the expiry of the Adom Option Agreement, Adom extended the term of this agreement for a further three years expiring on November 13, 2013.

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

Prior Exploration by Xtra-Gold

2008 to 2010 Exploration Programs

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

          Phase I fieldwork consisted of the following:

  Grid establishment: 8.4 km baseline, 73.8 km gridlines;

  Soil sampling: 2,703 samples collected, 1,815 samples submitted for gold analysis;

  Rock sampling: 68 samples;

  Hand auger sampling: 252 holes / samples;

  Trenching: 6 trenches (319 m), 214 channel samples.

          Soil / Rock Sampling; Methodology – Results

          The first pass of the soil sampling survey was carried out using a classical digging tool called a “soso” to a typical depth 0.5 m. Infill sampling in areas of interest was implemented by shallow auger sampling to a 1.0 meter depth. A total 1,815 soil samples were submitted for gold analysis.

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

          Zone A, located to the north of the town of Edum Banso, extends from gridline 14700N to 15200N (500 m). Zone B, located to the northeast of the hamlet of Edum Dominase, extends from line 11300N to 12100N (800 m). Zone C is an approximately 200 m by 200 m area located in the east-central portion of the concession. This zone is characterized by three (3) consecutive, strongly anomalous gold-in-soil values over a 50 meter distance on Line 11300N. Zone D consists of a NE-trending zone of discrete gold-in-soil values extending from L8200N to L9900N (1,700 m) at the south-western extremity of the concession.

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

          Deep Auger Sampling; Methodology – Results

          As a follow up to the soil sampling a deep auger program was implemented on the four priority areas to test the geochemical signature of the gold-in-soil anomalies at depth within the saprolite horizon in order to better define trenching targets. A total of 252 sites were augered to an average depth of approximately 4.0 m with a one (1) meter sample collected from the saprolite horizon at the bottom of each hole. Auger hole spacing was typically 25 m, with some 12.5 meter infilling.

          TAL set the anomalous threshold for the auger sample results at 0.10 ppm gold based on past work experience in the Hwini-Butre / Benso-Subriso gold district. 19 (7.5%) out of the 252 deep auger samples returned gold values greater than the 0.10 ppm anomalous threshold.

          Manual Trenching; Methodology – Results

          The Zone A and Zone D deep auger anomalies (> 0.10 ppm Au) were further tested by three (3) trenches totaling 160 m and three (3) trenches totaling 159 m, respectively. The trenches were manually excavated with pickaxes and shovels to a vertical depth of 4 m. A total of 214 channel samples were collected from the sidewall of the six (6) trenches totaling 319 m. Samples consisted of horizontal channels, typically 1 m or 2 m in length, cut approximately 0.1 m above the floor of the trench.

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

          Economically significant gold mineralization is known to exist along the south-eastern margin of the circular Mpohor Complex, approximately 2 km to the south-east of the Edum Banso Concession. Although published information, geophysical interpretation, and the results of the present work program indicate that the Edum Banso Concession shares a similar geological / structural setting as the deposits located on the south-eastern rim of the Mpohor Complex, it by no means implies that our Edum Banso Project hosts similar mineral deposits.

          Recommended work to further advance the project includes: (a) additional deep auger sampling of the Zone C and Zone D gold-in-soil anomalies; (b) continued reconnaissance geology and rock (float) sampling along the inferred margin of the Mpohor Complex; and (c) detail structural interpretation of the property area based on the airborne magnetic and radiometric data. No significant work was carried out by our company on this concession in 2010. Further exploration activities will be planned once an ongoing geological, geochemical and geophysical data compilation has been completed. As at the date of this Report, we have not planned to conduct any exploration activities on this project during the next 12 months, however, we may consider doing so at a later date.

Future Exploration Plans

          As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months. Our plan is to negotiate the sale of our interest in this Project.

Resources and Reserves

          No ore resources or reserves have been identified on our Edum Banso Project.

Item 3.          LEGAL PROCEEDINGS

          Our company or any of our subsidiaries is not a party to, and our property is the subject of, any material pending legal proceeding, other than ordinary routine litigation incidental to our business. Our company is also not aware of any such proceeding being contemplated by a government authority. Our company was party to a lawsuit for the sum of $121,336 filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. We believed the debt had previously been discharged through the transfer of shares to the subcontractor in 2008. As at the date of this Report, the lawsuit has been settled and we agreed to pay $108,000 to the subcontractor in return for the shares previously issued. Upon payment by our company of $108,000, the shares were returned to us and cancelled during the Fiscal Year.

Item 4.          REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

          Our common stock has traded on the Toronto Stock Exchange (the “TSX”) under the trading symbols “XTG” and “XTG.S” since November 23, 2010, following the completion of our IPO in Canada. Bid and ask prices for our common stock are quoted from broker dealers on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “XTGR”.

          The following table sets forth the range of high and low bid prices for our common stock on the TSX and OTCBB for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by Article 3 of Regulation S-X. The quotations reflect inter-dealer prices and do not include mark-ups or mark-downs or commissions and do not represent actual transactions.

	TSX		OTCBB
PERIOD	HIGH BID	LOW BID	HIGH BID	LOW BID
	CAD$	CAD$	US$	US$
2010
October 1, 2010 through December 31, 2010 (1)	$2.55	$1.90	$2.51	$1.50
July 1, 2010 through September 30, 2010	N/A	N/A	$1.70	$1.10
April 1, 2010 through June 30, 2010	N/A	N/A	$1.26	$0.97
January 1, 2010 through March 31, 2010	N/A	N/A	$1.28	$0.91
October 1, 2009 through December 31, 2009	N/A	N/A	$1.15	$0.83
July 1, 2009 through September 30, 2009	N/A	N/A	$1.03	$0.57
April 1, 2009 through June 30, 2009	N/A	N/A	$0.76	$0.39
January 1, 2009 through March 31, 2009	N/A	N/A	$0.77	$0.36

(1)     Common stock commenced trading on the TSX on November 23, 2010.

          The last reported closing price of our common stock on the TSX on March 25, 2011 was CAD$1.91 (USD$1.95) and the last reported sales price of our common stock on OTCBB on March 29, 2011 was $1.97.

Holders

          As of March 29, 2011, we have 152 shareholders of record holding 42,986,179 issued and outstanding Shares having a par value of $0.001 per common share.

Dividends

          We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors (“our Board”) and will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends.

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

          The following discussion and analysis of our consolidated financial conditions and results of operations for the year ended December 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report, particularly in the item entitled “Risk Factors” beginning on page 8 of this Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

          We are a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 246.47 sq km comprised of 33.65 sq km for our Kibi Project, 51.67 sq km for our Banso Project, 55.28 sq km for our Muoso Project, 44.76 sq km for our Kwabeng Project, 40.51 sq km for our Pameng Project and 20.60 sq km for our Edum Banso Project, or 60,969 acres, pursuant to the leased and licensed areas set forth in our respective mining leases, prospecting licenses and/or option agreement.

          Our strategic plan is, with respect to our mineral projects: (i) to focus our efforts and dedicate our financial resources toward the potential to drill out a resource and, perhaps ultimately, a reserve of our Kibi Project located on the Kibi Gold Belt; (ii) to define a resource and, perhaps ultimately, a reserve on our other exploration projects; (iii) to enter into negotiations with independent Ghanaian contract miners and operators to assume our recovery of gold operations at our Kwabeng Project with a view to these contractors conducting recovery of placer gold operations for fixed payments to our company; and (iv) to acquire further interests in gold mineralized projects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating the potential to define reserves.

          As part of our current business strategy, we plan to continue engaging technical personnel under contract where possible as our management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

          We anticipate that our ongoing efforts will continue to be focused on the exploration and development of our Projects and completing acquisitions in strategic areas.

          In October 2008, we temporarily suspended our operations at our Kwabeng Project while our management considered a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. As at the date of this Report, we have not planned to resume operations at our Kwabeng Project. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of placer gold operations at this Project, as noted above; (ii) advance the development of our Kibi Project by continuing to carry out the 2011 Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

          We anticipate that, over the next 12 months, we will spend an aggregate of approximately $6,000,000 comprised of $5,000,000 for exploration expenses in connection with our 2011 Drill Program of our Kibi Project located on the Kibi Gold Belt to identify a potential resource and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses).

          Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. During the future years, subsequent to 2011, we require additional capital to implement our plan of operations. We anticipate that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in the dilution in the equity ownership of investors in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or we may be forced to discontinue our current projects.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

          Our loss for the year ended December 31, 2010 was $2,976,645 as compared to a loss of $1,038,124 for the year ended December 31, 2009, an increase of $1,938,521. We incurred expenses of $4,463,116 in the year ended December 31, 2010 as compared to $2,105,612 in the year ended December 31, 2009, an increase of $2,357,504. The increase in expenses in the year ended December 31, 2010 can be primarily attributed to (a) a significant increase in exploration expenditures in connection our Phase III drill program at our Kibi Project; and (b) increased administration efforts related to our IPO in Canada. Exploration expenses of $2,992,932 were incurred for the year ended December 31, 2010 as compared to $1,080,488 for the year ended December 31, 2009 and were primarily incurred in connection with drilling expenditures for our Phase III Drill Program at our Kibi Project, a trenching program at our Muoso Project, permitting costs, fees for conversion of a prospecting license into two mining leases and license renewal fees. General and administrative expenses were $1,355,399 as compared to $957,332 for the year ended December 31, 2009 and can be primarily attributed to stock-based compensation of $411,507 (2009 - $468,052) expensed with respect to stock options vested during the period, a significant increase in consulting fees, regulatory filing fees, marketing costs and travel expenses in connection with our IPO in Canada.

          Other items totaled a gain of $1,486,471 for the year ended December 31, 2010 compared to a gain of $1,067,488 for the year ended December 31, 2009. During the year ended December 31, 2010, our company received net payments of $1,227,394 from the recovery of placer gold operations by independent Ghanaian contract miners at our Kibi and Pameng Projects as compared to $10,958 during the year ended December 31, 2009 which was booked as recovery of gold. Our company had a foreign exchange gain of $179,124 for the year ended December 31, 2010 (2009 – gain of $303,243) which can be attributed to currency fluctuations.

          During the year ended December 31, 2010, our company recognized a net unrealized loss on trading securities of $98,290 (compared to a gain of $789,934 in 2009). The change reflects a significant decrease in the value of our company’s resource company investments, mostly due to liquidation of our company’s portfolio. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies. Our company’s portfolio of marketable securities is largely Canadian currency denominated. The net unrealized gain can be attributed to extreme volatility in the public equity markets during the year ended December 31, 2010. Our company’s securities portfolio realized a gain of $170,422 on the sale of trading securities during the year ended December 31, 2010 compared to a realized loss in 2009 of $172,638. Other income, primarily derived from dividends and interest earned, decreased in the year ended December 31, 2010 to $34,104 as compared to $138,558 in 2009.

          Our basic and diluted loss per share for the year ended December 31, 2010 was $0.09 compared to $0.03 per share for the year ended December 31, 2009. The weighted average number of shares outstanding was 35,160,827 at December 31, 2010 compared to 32,101,330 for the year ended December 31, 2009. The increase in the weighted average number of shares outstanding can be attributed to (i) the issuance of (a) 8,092,593 shares in connection with our IPO in Canada completed during fiscal 2010; (b) 1,088,000 shares in connection with two private placement financings completed during the period; (c) 250,000 shares in connection with the conversion of the remaining debenture; and (ii) the repurchase and subsequent cancellation of 80,891 shares in connection with a debt settlement.

Liquidity and Capital Resources

          Historically, our principal source of funds is our available resources of cash and cash equivalents and investments, as well as debt and equity financings.

          Net cash provided by financing activities for the year ended December 31, 2010 was $10,774,804 (2009 - $1,612,710). During the year ended December 31, 2010, we received gross cash proceeds of CAD$10,925,001 (USD$10,752,713) derived from our IPO completed in November 2010.

Unrealized Gain (Loss) on Trading Securities

          Unrealized gain (loss) on trading securities represents the change in value of securities as of the end of the financial reporting period. For the year ended December 31, 2010, we recognized an unrealized loss of $98,290 on trading securities, as compared to an unrealized gain of $789,934 for the year ended December 31, 2009. The change reflects a significant decrease in the value of our company’s remaining resource company investments. Trading securities were comprised mostly of investments in common shares and income trust units of resource companies.

Liquidity Discussion

          As of December 31, 2010, our company had working capital equity of $9,833,381, comprised of current assets of $10,350,617 less current liabilities of $517,236. Our company’s current assets were comprised mostly of $10,096,122 in cash and cash equivalents and $129,141 in trading securities, which is based on our analysis of the ready saleable nature of the securities including an existing market for the securities, the lack of any restrictions for resale of the securities and sufficient active volume of trading in the securities.

          Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. Our company has no lines of credit or other bank financing arrangements. Generally, our company has financed operations to date through the proceeds of the private equity financings and a convertible debt financing. In connection with our company’s business plan, our management anticipates that our company will spend an aggregate of approximately $6,000,000 comprised of $5,000,000 for exploration expenses in connection with our company’s 2011 Drill Program on our Kibi Project to identify a potential resource and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses).

          Until our company achieves profitability, we will need to raise additional capital for our exploration programs subsequent to 2011. Our company intends to finance these expenses with our cash proceeds and to the extent that our cash proceeds are not sufficient, then from further sales of our equity securities or debt securities, or from investment income. Thereafter, our company may need to raise additional capital to meet long-term operating requirements. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, our company may not be able to take advantage of prospective new business endeavours or opportunities or existing agreements and projects which could significantly and materially restrict our company’s business operations.

          Our independent auditors’ report accompanying our December 31, 2010 and December 31, 2009 consolidated financial statements contains a cautionary paragraph regarding our continuance of operations. Our consolidated financial statements have been prepared using the going concern assumption, which contemplates that our company will realize our assets and satisfy our liabilities and commitments in the ordinary course of business which includes access to future sources of cash.

Material Commitments

Mineral Property Commitments

          Save and except for fees payable from time to time to (i) the Minerals Commission for an extension of an expiry date of a prospecting license (current consideration fee payable is $15,000) or mining lease or annual operating permits; (ii) the EPA for the issuance of permits prior to the commencement of any work at a particular concession or the posting of a bond in connection with any mining operations undertaken by our company; and (iii) a legal obligation associated with our mineral properties for clean up costs when work programs are completed, we are committed to expend an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the following concessions and such other financial commitments arising out of any approved exploration programs in connection therewith:

(i)	the Apapam concession (Kibi Project);

(ii)	the Kwabeng concession (Kwabeng Project);

(iii)	the Pameng concession (Pameng Project);

(iv)	the Banso Concession (Banso Project);

(v)	the Muoso Concession (Muoso Project); and

(vi)	the Edum Banso Concession (Edum Banso Project).

          Upon and following the commencement of gold production at any of our Projects, a royalty of the net smelter returns is payable quarterly to the Government of Ghana as prescribed by legislation.

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

Purchase of Significant Equipment

          During 2010, we purchased a bulldozer and excavator to assist us with our exploration activities. During the next 12 months, we plan on purchasing another bulldozer and excavator to assist us with our exploration activities. In addition, in connection with our exploration activities at our Projects, we own the equipment necessary to carry out such activities, except for a drill rig which we plan to rent.

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

Principles of consolidation

          These consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, Xtra Energy (from October 31, 2003), XGEL (from February 16, 2004), XOG (from October 20, 2005) and XOGG (from March 2, 2006) and our 90% owned subsidiary, XG Mining (from December 22, 2004). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Cash and cash equivalents

          Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents consisted of cash held at financial institutions.

Receivables

          No allowance for doubtful accounts has been provided. Management has evaluated all receivables and believes they are all collectible.

Recovery of gold

          Recovery of gold and other income is recognized when title and the risks and rewards of ownership to delivered bullion and commodities pass to the buyer and collection is reasonably assured.

Trading securities

          Our company’s trading securities are reported at fair value, with unrealized gains and losses included in earnings.

Non-Controlling Interest

          Our consolidated financial statements include the accounts of XG Mining (from December 22, 2004). All intercompany accounts and transactions have been eliminated upon consolidation. Our company records a non-controlling interest which reflects the 10% portion of the earnings (loss) of XG Mining allocable to the holders of the minority non-controlling interest.

Oil and natural gas properties

          During the year ended December 31, 2010, our company sold its oil and gas interests. Our company follows the full cost method of accounting for oil and natural gas operations. Under this method, all costs associated with the acquisition of, exploration for and development of oil and gas reserves are capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, costs of drilling productive wells, and overhead expenses directly related to these activities.

          Depletion is calculated for producing properties by using the unit-of-production method based on estimated proved reserves, before royalties, as determined by management of our company or independent consultants. Sales or dispositions of oil and gas properties are credited to the respective cost centers and a gain or loss is recognized when all properties in a cost center have been disposed of, unless such sale or disposition significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. Costs of abandoned properties are accounted for as adjustments of capitalized costs and written off to expense.

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

          Unproved properties are assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, our company may write off any unproved property under one or more of the following conditions:

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

Mineral properties and exploration and development costs

          The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, our management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When our company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Long-lived assets

          Long-lived assets held and used by our company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Asset retirement obligations

          Our company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. Our company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

Stock-based compensation

          Our company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

          Our company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Nonemployee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Income taxes

          Our company accounts for income taxes under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Loss per share

          Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of December 31, 2010, there were 2,439,320 warrants (2009 – 1,610,038); 1,788,000 stock options (2009 – 972,000) and Nil convertible debentures exercisable into common shares (2009 – 250,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

Foreign exchange

          Our company’s functional currency is the U.S. dollar. Any monetary assets and liabilities that are in a currency other than the U.S. dollar are translated at the rate prevailing at year end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Financial instruments

          Our company’s financial instruments consist of cash and cash equivalents, trading securities, receivables, accounts payable and accrued liabilities and convertible debentures. It is our management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. Our company has its cash primarily in government or bank guaranteed deposit certificates or in one commercial bank in Toronto, Ontario, Canada.

Fair value of financial assets and liabilities

          Our company measures the fair value of financial assets and liabilities based on GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, our company adopted the provisions for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, our company adopted the provisions for non-financial assets and liabilities that are required to be measured at fair value.

          Our company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

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

          The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques our company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$10,096,122	$10,096,122	$—	$—
Restricted cash	220,000	220,000	—	—
Marketable securities	$129,141	$129,141	$—	$—
Total	$10,445,263	$10,445,263	$—	$—

          The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

          The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2010 and 2009, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent Accounting Pronouncements

          In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for our company). Our company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on our company's financial reporting and disclosures.

          In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on our company's consolidated financial statements will depend on the size and nature of future business combinations.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As a smaller reporting company, we are not required to provide the information required under this item.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our financial statements are contained in pages F-1 through F-30, which appear at the end of this annual report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.

          Based on that evaluation, our management has concluded that as of the end of the period covered by this Report our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

          Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reportin

          During the fourth quarter of 2010, we hired a Chief Financial Officer. Throughout the fourth quarter of 2010, our Chief Financial Officer began building the accounting and finance team and began putting the necessary procedures and system controls in place to strengthen our internal controls. During the fourth quarter of 2010, we also hired additional staff which allowed us to more effectively implement policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements. These changes specifically addressed our internal control over inventory management and implement a greater level of review and oversight over our internal controls over financial reporting. Other than these changes, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         OTHER INFORMATION

          None.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

          The following individuals serve as our executive officers and members of our Board:

Name	Age	Position

Paul Zyla	66	President, Chief Executive Officer and Director

John C. Ross	52	Chief Financial Officer

Richard W. Grayston	66	Chairman of the Board and Director

Peter C. Minuk	46	Secretary and Treasurer and Director

Yves Pierre Clement	46	Vice-President, Exploration

Victor Nkansa	53	Vice-President, Ghana Operations

Robert H. Montgomery	49	Director

Robert J. Casaceli	62	Director

Paul Norman Zyla
President, Chief Executive Officer and Director

          Mr. Zyla was appointed President and CEO of our company in May 2010 and has been a director of our company since January 2010. Mr. Zyla has over 25 years of resource-based public company experience. Since September 1993 to the present, Mr. Zyla has been a self-employed consultant to the mining industry. Mr. Zyla was the former President, Chief Executive Officer, Secretary and Treasurer and a director of the Company from November 2003 to August 2005.

          Mr. Zyla graduated from the University of Toronto with a Bachelor of Science degree in 1966.

          As at the date of this Report, Mr. Zyla devotes approximately 60% of his time in consulting services to our company. He provides 40% of his time to unrelated companies. Our company and Mr. Zyla entered into a management consulting agreement dated September 1, 2010 which has been superseded by a management consulting agreement effective January 1, 2011 for a one year term expiring on December 31, 2011 (see “Management Consulting Agreements - Management Consulting Agreement with President and Chief Executive Officer”). Mr. Zyla has not entered into a non-competition and non-disclosure agreement with our company.

          During the prior five years, Mr. Zyla has been an officer and/or director of the following public companies:

Name of Company	Position(s) Held	Term of Office

Verbina Resources Inc. (1)	President, Secretary-Treasurer and Director	November 2009 to present

          (1)      Verbina Resources Inc. is mineral exploration TSXV listed issuer.

John C. Ross
Chief Financial Officer

          Mr. Ross was appointed Chief Financial Officer of our company in July 2010. Mr. Ross has been involved with resource-based companies for over 20 years in various roles and capacities. Over the last three years, Mr. Ross has served as Chief Financial Officer, on a part time basis, to U308 Corp., Tri Origin Exploration Ltd., Colossus Minerals Inc., Cronus Resources Ltd., and SonnenEnergy Corp.

          Mr. Ross obtained his Chartered Accountant designation from the Institute of Chartered Accountants of Ontario in 1987, an M.B.A. from the University of Western Ontario and a B.A. in Economics and Mathematics from the University of Western Ontario.

          As at the date of this Report, Mr. Ross devotes approximately 20% of his time in consulting services to our company. He provides 80% of his time to unrelated companies. Our company and Mr. Ross entered into a management consulting agreement effective September 1, 2010 for an undefined term (see “Management Consulting Agreements - Management Consulting Agreement with Chief Financial Officer”). Mr. Ross has not entered into a non-competition and non-disclosure agreement with our company.

          During the prior five years, Mr. Ross has been an officer and/or director of the following public companies:

Name of Company	Position(s) Held	Term of Office
U308 Corp.(1)	Chief Financial Officer	June 2010 to present
Tri Origin Exploration Ltd. (2)	Chief Financial Officer	January 2010 to January 2011
Colossus Minerals Inc. (3)	Chief Financial Officer	January 2007 to September 2009
Cronus Resources Inc (4).	Chief Financial Officer	September 2007 to March 2010
SonnenEnergy Corp. (5)	Chief Financial Officer	December 2007 to September 2008
Southampton Ventures Inc. (6)	Chief Financial Officer	June 2005 to June 2009

(1)	U308 Corp. is mineral exploration TSXV listed issuer.
(2)	Tri Origin Exploration Ltd. is mineral exploration TSXV listed issuer.
(3)	Colossus Minerals Inc. is mineral exploration TSX listed issuer.
(4)	Cronus Resources Inc. amalgamated with Continental Gold Limited in March 2010 and is an advance-stage gold exploration TSX listed issuer.
(5)	SonnenEnergy Corp. is a solar and photovoltaic systems TSXV listed issuer.
(6)	Southampton Ventures Inc. was a mineral exploration TSXV listed issuer which was acquired by Quetzal Energy Ltd. in June 2009.

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

          During the prior five years, Mr. Grayston has been an officer and/or director of the following public companies.

Name of Company	Position(s) Held	Term of Office
Verbina Resources Inc. (1)	Director	November 2009 to present

SG Spirit Gold Inc. (2)	President and Chief Executive Officer	October 2009 to present
	Interim Chief Financial Officer and	October 2009 to January 2010
	Director	November 2009 to present
	Vice President, Finance	August 2008 to December 2009
	Chief Financial Officer	August 2008 to December 2009
Ranger Canyon Energy Inc. (3)	Director	May 2008 to present
	Chief Executive Officer and	October 2008 to present
	Chief Financial Officer	October 2008 to present
New Cantech Ventures Inc. (4)	Director	January 1991 to May 2008

(1)	Verbina Resources Inc. is a mineral exploration TSXV listed issuer.
(2)	Formerly Ruby Red Resources Inc. is a mineral exploration TSXV listed issuer.
(3)	Ranger Canyon Energy Inc. is a private Alberta, Canada oil and gas company seeking listing on the TSXV.
(4)	New Cantech Ventures Inc. is an oil and gas and mineral exploration (diamonds and gold) TSXV listed issuer.

Peter C. Minuk
Secretary and Treasurer and Director

          Mr. Minuk was appointed as Vice-President, Finance (“VP, Finance”) and a director of our company in March 2007. He resigned as VP, Finance effective January 31, 2009 and was subsequently appointed Secretary and Treasurer on August 11, 2009 following the resignation of Kiomi Mori from this office. Mr. Minuk has more than 22 years of experience in finance and investment as well as experience in project management, training and developing staff and client relationships. From February 1, 2009 to May 31, 2009, he provided limited consulting services to our company. From June 1, 2009 to the present, Mr. Minuk has been a business analyst consultant for Industry Canada where he is responsible for reviewing proposals relating to regional development of public infrastructure projects and provides oversight over 40 projects assigned to him by the Fed Dev Ontario which is responsible for administering a variety of government stimulus programs, resources and initiatives for the southern Ontario region. Prior to joining our company, from 1990 to 2006, Mr. Minuk was employed by BMO InvestorLine (“BMO”) in connection with implementing project management protocols. Mr. Minuk received a Masters Certificate in Project Management from the Schulich School of Business, York University in 2005. He obtained his FCSI (Fellow of the Canadian Securities Institute) in 1989 and completed the Business Administration program from Southern Alberta Institute of Technology in 1985.

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

          As of the date of this Report, Mr. Clement devotes approximately 90% of his time in consulting services to our company. He provides 10% of his time to unrelated companies. Our company and Mr. Clement entered into a management consulting agreement on May 1, 2006 for a three year term expiring on May 1, 2009 which agreement has been renewed from time to time and has been superseded by a management consulting agreement dated March 1, 2011 for a three year term expiring on March 1, 2014 (see “Management Consulting Agreements - Management Consulting Agreement with Vice-President, Exploration”). Mr. Clement has not entered into a non-competition and non-disclosure agreement with our company.

Victor Nkansa, CA, BA, Economics, MBA, Finance
Vice-President, Ghana Operations

          Mr. Nkansa was appointed as Vice-President, Ghana Operations of our company in December 2009. Mr. Nkansa has assumed the responsibilities of this position previously held by Mr. Abudalai, which includes overseeing our operations in Ghana under the supervision of our President and CEO, Paul Zyla and James Longshore, who is also the President and General Manager of our Ghanaian subsidiaries. Mr. Nkansa is also the Secretary and a director of our Ghanaian subsidiaries. Mr. Nkansa is familiar and experienced with respect to obtaining mining leases, prospecting and reconnaissance licenses and the government regulations relating thereto and is knowledgeable in connection with environmental and forestry issues, immigration and customs affairs. His experience and background will assist us with respect to acquiring approvals, prospecting licenses, mining leases and related permits and renewals from the relevant government authorities in order to advance our operations in Ghana and acting as our primary government liaison in connection therewith. Mr. Nkansa has more than 26 years of business experience, the last 12 years of which have been in the mining industry. Since 2004, he has been the Controller of our Ghanaian subsidiaries where his responsibilities include the provision of accounting services and assisting with the facilitation of license renewals with respect to our property interests.

          During the prior five years, Mr. Nkansa has not been an officer and/or director of any other public companies.

          As at the date of this Report, Mr. Nkansa devotes a variable amount of his time in consulting services to our company, as he is currently engaged on an “as needed” basis. Our company and Mr. Nkansa entered into a management consulting agreement on June 1, 2010 for a one year term expiring on June 1, 2011 (see “Management Consulting Agreements - Management Consulting Agreement with Vice-President, Ghana Operations”). Mr. Nkansa has not entered into a non-competition and non-disclosure agreement with our company.

Robert Hudson Montgomery, CA
Director

          Mr. Montgomery was appointed as a director of our company in March 2007. Mr. Montgomery has more than 15 years of experience as a chartered accountant and auditor. Since May 2010 to the present, he has been a consultant to the Bank of Montreal’s TCG and T&O Audit groups. Prior thereto, from September 2009 to March 2010, he was a consultant to the Royal Bank of Canada, Capital Markets, Product Finance. Mr. Montgomery was a consultant to CIBC Mellon, Internal Audit and Corporate Compliance Department (September to November 2008) and a consultant to Bank of Montreal, Corporate Audit Department (August 2007 to June 2008). Since February 2004 to June 2008, Mr. Montgomery has been a Sarbanes Oxley contractor to the Canadian Imperial Bank of Commerce (CIBC), from February 2004 to January 2005, the Bank of Montreal (BMO) from January to September 2005, Dundee Wealth Management, a major Canadian investment dealer from September 2005 to December 2006 where he was responsible for documentation and testing of key financial and non-financial controls for various lines of business and assisted in the preparation and transfer of Sarbanes Oxley audit files and supporting documentation from their project groups to internal and external auditors, and the Toronto Dominion Bank from May to August 2007. He was not employed during the periods November 2008 to January 2009, July to September 2008 and January to May 2007).

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

Robert John Casaceli
Director

          Mr. Casaceli was appointed as a director of our company in June 2010. Mr. Casaceli is currently a consultant to the mining industry and served as Chief Geologist for Franco-Nevada Corporation from 2008 to March 2010. Mr. Casaceli has also served as President and Chief Executive Officer of Franc-Or Resources (now Crocodile Gold Inc.) from 1996 to 2008. Mr. Casaceli has been involved in the design, funding and implementation of numerous reconnaissance and advanced-stage exploration projects and prospect/mine evaluations in over 50 countries.

          Mr. Casaceli received a M.S. in Geology from Oregon State University and a B.A. in Geology from the University of Colorado.

          During the prior five years, Mr. Casaceli has been an officer and/or director of the following public companies.

Name of Company	Position(s) Held	Term of Office
Creso Exploration Inc. (1)	President and Chief Executive Officer	July 2010 to present
Franc-Or Resources Corporation (2)	President and Chief Executive Officer	1996 to 2008

(1)	Creso Exploration Inc. is a mineral exploration TSXV listed issuer
(2)	Pursuant to a business combination in 2009, Franc-Or Resources Corporation is now Crocodile Gold Inc., a gold exploration and mining TSX listed issue

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

          Our Audit Committee assists the Board in fulfilling its oversight responsibility relating to:

  the integrity of our financial statements;

  our compliance with legal and regulatory requirements; and

  the qualifications and independence of our independent registered public accountants.

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

          Our Audit Committee is composed of three directors; namely Richard Grayston, who is also Chair of our Audit Committee, Robert Montgomery and Robert Casaceli, all of whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ and within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration.

Board of Directors Independence

          Our Board consists of five members. Although, we are not currently subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, three of our directors are considered to be “independent” directors, as defined in the Marketplace Rules of the NASDAQ and within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration.

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

Code of Ethics

          In December 2009, we adopted a new and expanded Code of Ethics applicable to our principal executive officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code;and (e) accountability for adherence to the Code. A copy of our Code of Ethics was previously filed as an exhibit to our annual report filed on Form 10-K for the year ended December 31, 2009. We will provide a copy of our Code of Ethics, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

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

          The committee also prepares and supervises the Board’s annual review of director independence and the Board’s annual self-evaluation. The Nominating and Corporate Governance Committee is composed of three directors, all of whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ and and within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration.

          A majority of the persons serving on our Board must be “independent”. Thus, the committee has considered transactions and relationships between each director or any member of his immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates. As a result of this review, the committee affirmatively determined that each of Messrs. Grayston, Montgomery and Casaceli are independent.

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

Compensation Committee

          We established a compensation committee (the “Compensation Committee”) in November 2009. The Compensation Committee has adopted a written charter pursuant to which the committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans. Our Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers. Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for 2010. The Compensation Committee is composed of three directors; namely Richard Grayston, Robert Montgomery and Robert Casaceli, all of whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ and within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration.

Risk Management

          We separate the role of our CEO and the Chairman of our Board. Our management has approval limits which it must not exceed without Board approval. These approval limits span hiring, asset purchases and the issuance of shares. Our Board administers its oversight function through three sub-committees which report to the full Board, being our Audit Committee, our Corporate Governance Committee and our Compensation Committee. We are a very small company at this time and consider five Board members adequate for the purpose of directing its activities. Our Board self-assesses on an ongoing basis and has the scope to increase its size if the need is determined.

Item 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each of the two fiscal years ended December 31, 2010 and 2009 respectively, to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with ASC 718 (Accounting Standards Codification, Topic 718).

SUMMARY COMPENSATION TABLE

						NON-EQUITY	NONQUALIFIED
						INCENTIVE	DEFERRED
NAME AND				STOCK	OPTION	PLAN	COMPENSATION	ALL OTHER
PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	EARNINGS	COMPENSATION	TOTAL
POSITION	YEAR	($)	($)	($)	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)

Paul Zyla CEO (1) (2)	2010 2009	0 0	0 0	0 0	69,956 0	0 0	0 0	6,794 0	76,750 0

John C. Ross CFO (1) (3)	2010 2009	0 0	0 0	0 0	62,269 0	0 0	0 0	10,225 0	72,494 0

James Longshore Former CEO, CFO (1) (4)	2010 2009	0 0	0 0	0 0	43,898 79,637	0 0	0 0	179,811 60,000	223,709 139,637

Yves Clement Vice-President, Exploration (1) (5)	2010 2009	0 0	0 5,282	0 0	0 151,946	0 0	0 0	116,472 74,825	116,472 232,053

(1)

The fair value of these options has been calculated in accordance with ASC718 under US GAAP. The grant date fair value does not materially differ from that calculated under the CICA Handbook or International Financial Reporting Standards. The methodology used to calculate the grant date fair value was the Black-Scholes method, with a volatility assumption of 94%, an expected life of three years and an interest free rate of 2%.

(2)

Mr. Zyla was appointed as our President and CEO effective June 1, 2010. Our company entered into a management consulting agreement with Mr. Zyla on September 1, 2010. Subsequent to our fiscal year ended December 31, 2010, our company entered into a management consulting agreement with Mr. Zyla (see “Management Consulting Agreements – Management Consulting Agreement with President and Chief Executive Officer”). Mr. Zyla received the compensation noted above under “All Other Compensation” for the provision of consulting services to our company.

(3)

Mr. Ross was appointed as our CFO effective July 1, 2010. Our company entered into a management consulting agreement with Mr. Ross on September 1, 2010 (see “Management Consulting Agreements – Management Consulting Agreement with Chief Financial Officer”). Mr. Ross received the compensation noted above under “All Other Compensation” for the provision of consulting services to our company.

(4)

Mr. Longshore resigned as our CEO and CFO and as a director of our company effective June 1, 2010. Our company previously entered into a management consulting agreement with Brokton International Ltd. (“Brokton”), a corporation of which Mr. Longshore is the sole officer, director and shareholder from which Mr. Longshore received this compensation for the provision of consulting services as the general manager of XG Mining and XGEL (see “Management Consulting Agreements – Management Consulting Agreement with Brokton”). With respect to the compensation noted above under “All Other Compensation”, Mr. Longshore received (a) $95,000 for the provision of consulting services to our company, except for $3,325 which was paid to him for director fees; and (b) $81,486 in gold bullion from Ravenclaw (see Item 13 – Certain Relationships, Related Transactions, and Director Independence – Consulting Agreement with Principal Shareholder” for further details).

(5)

Mr. Clement was appointed as our Vice-President, Exploration on May 1, 2006. Our company entered into a management consulting agreement with Mr. Clement on March 1, 2006 which expired on May 1, 2009 and renewed from time to time. Subsequent to our fiscal year ended December 31, 2010, our company entered into a management consulting agreement with Mr. Clement (see “Management Consulting Agreements – Management Consulting Agreement with Vice-President, Exploration”). Mr. Clement received the compensation noted above under “All Other Compensation” for the provision of consulting services to our company.

          During the Fiscal Year, our Compensation Committee considered and determined compensation be paid to Mr. Zyla as noted under “Management Consulting Agreements – Management Consulting Agreement with President and Chief Executive Officer”. In determining the compensation to be paid to Mr. Zyla, our Compensation Committee considered a number of factors including the scope of his duties and responsibilities to our company, the time he devotes to our business, his length of services to our company and industry standards for compensation paid for similar positions in other comparable reporting companies. Our Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Zyla’s compensation.

          During the Fiscal Year, our Compensation Committee considered and determined compensation be paid to Mr. Ross as noted under “Management Consulting Agreements – Management Consulting Agreement with Chief Financial Officer”. In determining the compensation to be paid to Mr. Ross, our Compensation Committee considered a number of factors including the scope of his duties and responsibilities to our company, the time he devotes to our business, his length of service to our company and industry standards for compensation paid for similar positions in other comparable reporting companies. Our Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Ross’ compensation.

          During the Fiscal Year and in 2009, Mr. Longshore did not receive any monetary compensation in his capacity as our CEO or as our CFO. During the Fiscal Year and in 2009, he received a compensation package, through Brokton, for providing his consulting services as general manager to XG Mining and XGEL as noted under “Management Consulting Agreements – Management Consulting Agreement with Brokton”. Mr. Longshore was reimbursed for out-of-pocket expenses incurred on behalf of our company in connection with carrying out his duties and responsibilities. The terms of any future compensation to be paid to Mr. Longshore will be determined by our Compensation Committee. At such time, our Compensation Committee will consider a number of factors in determining Mr. Longshore’s compensation including the scope of his duties and responsibilities to our company and our subsidiaries, the time he devotes to our business, his length of service to our company and industry standards for compensation paid for similar positions in other comparable reporting companies and whether to consult with any experts or third parties in fixing such compensation.

          Subsequent to the Fiscal Year, our Compensation Committee considered and determined compensation be paid to Mr. Clement as noted under “Management Consulting Agreements – Management Consulting Agreement with Vice-President, Exploration”. In determining the compensation to be paid to Mr. Clement, our Compensation Committee considered a number of factors including the scope of his duties and responsibilities to our company and our subsidiaries, the time he devotes to our business, his length of service to our company and industry standards for compensation paid for similar positions in other comparable reporting companies. Our Compensation Committee did not consult with any experts or other third parties in fixing the amount of Mr. Clement’s compensation.

Management Consulting Agreements

          During the Fiscal Year, we entered into management consulting agreements with the following officers of our company.

Management Consulting Agreement with President and Chief Executive Officer

          We entered into a management consulting agreement with our President and CEO, Paul Zyla, dated September 1, 2010 for the provision of his services as our President and CEO. This agreement is not for a defined term and may be terminated by Mr. Zyla upon 60 days’ notice. Our CEO is paid CAD$2,000 (USD$2,060) at the commencement of each calendar quarter and is reimbursed for certain expenses incurred in performing his duties to our company. Our CEO provides certain services to our company including, but not limited to, the stewardship of our company, overseeing day-to-day managerial functions of our business, reviewing all business opportunities, reporting to our Board and performing the duties and responsibilities generally associated with being the most senior executive of a reporting company. This agreement is superseded by the Zyla Agreement noted hereunder.

          Subsequent to the period covered by this Report, our company entered into a management consulting agreement with our President and CEO, Paul Zyla, effective January 1, 2011 (the “Zyla Agreement”) for a term of one (1) year which will expire on December 31, 2011. Our CEO is paid CAD$3,000 (USD$3,090) per month to provide the services set forth in the preceding paragraph and is reimbursed for certain expenses incurred in performing his duties to our company. There is no provision for a payment to be made to our CEO in the event of early termination of the Zyla Agreement, without cause.

Management Consulting Agreement with Brokton

          We entered into a management consulting agreement on January 3, 2009 with Brokton to provide the consulting services of our Chief Executive Officer at the time, James Longshore, as general manager for XG Mining and XGEL for a one year term which expired on December 31, 2009. Brokton was paid $5,000 per month for providing Mr. Longshore’s services. Brokton was reimbursed for certain expenses incurred by Mr. Longshore in performing his duties to our Ghanaian subsidiaries. This agreement is superseded by the Brokton Agreement noted hereunder.

          During the period covered by this Report, our company entered into a management consulting agreement effective January 1, 2010 with Brokton (the “Brokton Agreement”) to provide the consulting services of James Longshore, as general manager for XG Mining and XGEL for a one year term which expired on December 31, 2010. Brokton was paid $10,000 per month for providing Mr. Longshore’s services. Brokton was reimbursed for certain expenses incurred by Mr. Longshore in performing his duties to our Ghanaian subsidiaries. Either Brokton or our company may terminate the Brokton Agreement, without reason or cause, by providing one month’s written notice in advance of such termination. This agreement provides for a payment of one month of consulting fees to Brokton in lieu of notice being provided by our company. The Brokton Agreement was renewed on November 30, 2010 for a further one year term commencing on January 1, 2011 and expiring on December 31, 2011.

Management Consulting Agreement with Chief Financial Officer

          We entered into a management consulting agreement with our CFO, John Ross, effective September 1, 2010 (the “Ross Agreement”) for the provision of his services as CFO of our company. This agreement is not for a defined term. Our CFO is paid CAD$500 (USD$515) per day and is reimbursed for certain expenses incurred in performing his duties to our company. Our CFO provides certain accounting services to our company including, but not limited to, financial and general management duties, accounting, financial and reporting control and regulatory reporting duties. Our company may give written notice to our CFO of our intention to terminate the Ross Agreement on the date therein specified in the notice which shall in any event be a date at least 15 and not more than 30 days after giving of such notice. Our CFO may terminate the Ross Agreement at any time upon providing our company with 60 days’ notice. There is no provision for a payment to be made to our CFO in the event of early termination of the Ross Agreement, without cause.

Management Consulting Agreement with Vice-President, Exploration

          We entered into a management consulting agreement with our Vice-President, Exploration (“VPE”), Yves Clement, on May 1, 2006 for a term of 36 months which expired on May 1, 2009. Prior to the expiration of this agreement, we negotiated terms for renewal of this agreement for a further one (1) year term with our VPE. Pursuant to this agreement, our VPE is paid approximately CAD$10,000 (USD$10,300) per month and is reimbursed for certain expenses incurred in performing his duties to our company. Our VPE shall be paid compensation equivalent to 18 months’ fees, based on the rate of compensation being paid at the relevant time in the event of (i) termination without cause; or (ii) a Change of Control. Our VPE provides certain consulting services to our company including, but not limited to, making project or property site attendances as may be required from time to time, preparing progress reports with respect to our mineral exploration projects, conducting due diligence as may be required from time to time in connection with potential mineral properties; reviewing geological data and liaising with principal owners of mineral properties in which our company may wish to acquire an interest, meeting with government authorities and retaining technical experts, making recommendations to the Board and its relevant committees with respect to the acquisition and/or abandonment of mineral exploration properties and preparing and implementing, subject to Board approval, plans for the operation of our company including plans for exploration programs, costs of operations and other expenditures in connection with our mineral projects. This agreement has been superseded by the Clement Agreement noted hereunder.

          Subsequent to the period covered by this Report, our company entered into a management consulting agreement with our VPE on March 1, 2011 (the “Clement Agreement”) for a term of three (3) years which will expire on March 1, 2014. The Clement Agreement supersedes the May 1, 2006 agreement or any renewal thereof. Our VPE is paid CAD$12,500 (USD$12,875) per month to provide the services set forth in the preceding paragraph and is reimbursed for certain expenses incurred in performing his duties to our company. In the event that our company terminates the Clement Agreement prior to September 30, 2012 (the “Early Termination”), our VPE shall be paid additional remuneration of CAD$10,000 (USD$10,300) per month for each additional month of Early Termination. In the event that our company terminates the Clement Agreement on or after October 1, 2012, then no additional remuneration shall be owed and paid to the VPE.

Management Consulting Agreement with Vice-President, Ghana Operations

          We entered into a management consulting agreement with our Vice-President, Ghana Operations (“VGO”), Victor Nkansa, on June 1, 2010 (the “Nkansa Agreement”) for a term of one (1) year which will expire on June 1, 2011. Our VGO is paid $2,500 per month by XG Mining to provide his consulting services on an “as needed” basis. There is no provision for a payment to be made to our VGO in the event of early termination of the Nkansa Agreement, without cause.

Compensation of Management

          The terms of the foregoing management consulting agreements were determined by our Compensation Committee and subsequently approved by our Board. As at the date of this Report, our Compensation Committee has complete authority to determine the amount of compensation to be paid and the other terms of management compensation. At the time of entering into the foregoing agreements, our Compensation Committee did not consult with any consultants or other third parties in determining the amount of compensation to be paid under the management consulting agreements.

Outstanding Equity Awards at Fiscal Year End

          The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2010 to each person named in the Summary Compensation table.

EQUITY
INCENTIVE
								EQUITY	PLAN
								INCENTIVE	AWARDS
								PLAN	MARKET OR
							MARKET	AWARDS	PAYOUT
			EQUITY				VALUE	NUMBER OF	VALUE OF
			INCENTIVE				OF	UNEARNED	UNEARNED
			PLAN			NUMBER	SHARES	SHARES,	SHARES,
			AWARDS			OF SHARES	OR UNITS	UNITS OR	UNITS OR
	NUMBER OF	NUMBER OF	NUMBER OF			OR UNITS	OF	OTHER	OTHER
	SECURITIES	SECURITIES	SECURITIES			OF STOCK	STOCK	RIGHTS	RIGHTS
	UNDERLYING	UNDERLYING	UNDERLYING			THAT	THAT	THAT	THAT
	UNEXERCISED	UNEXERCISED	UNEXERCISED	OPTION		HAVE	HAVE	HAVE	HAVE
	OPTIONS	OPTIONS	UNEARNED	EXERCISE	OPTION	NOT	NOT	NOT	NOT
	(#)	(#)	OPTIONS	PRICE	EXPIRATION	VESTED	VESTED	VESTED	VESTED
NAME	EXERCISABLE	UNEXERCISABLE	(#)	($)	DATE	(#)	($)	(#)	(#)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)

Paul Zyla	43,500	64,500	0	1.00	Jan 1, 2013	0	0	0	0

John Ross	12,500	77,500	0	1.15	July 1, 2013	0	0	0	0

James Longshore	63,000	0	0	1.00	May 1, 2013	0	0	0	0

Yves Clement	0	0	0	N/A	N/A	0	0	0	0

2005 Equity Incentive Compensation Plan

          On June 21, 2005, our Board authorized, approved and adopted, our 2005 Equity Incentive Compensation Plan. As the Plan was not submitted to our shareholders for approval and was not approved by our shareholders, we are not permitted to issue any options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Plan. As at the date of this Report, we have granted options to purchase an aggregate of 1,989,000 shares of our common stock. During 2010, 108,000 options were cancelled pursuant to Board approval.

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

Administration

          As of the date of this Report, the Plan is administered by our Compensation Committee who determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the dates such Plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by our Compensation Committee. Our Board approves grants of non-qualified stock options on recommendation from our Compensation Committee.

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

          Our Board or our Compensation Committee may, if an optionee’s employment with us is terminated for cause, annul any award granted under the Plan to such employee and, in such event, our Board or our Compensation Committee, in their sole discretion, may require the optionee to return to us the economic value of any award that was realized or obtained by an optionee at any time during the period beginning on that date that is six months prior to the date the optionee’s employment with us is terminated.

Modification and Termination of Plan

          Our Board or our Compensation Committee may amend, suspend or terminate the Plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or an optionee who has prior thereto been granted options under the Plan. Any such termination of the Plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless terminated by our Board, the Plan shall continue to remain effective until such time as no further awards may be granted and all awards granted under the Plan are no longer outstanding.

Compensation of Directors

          We established compensation arrangements for our directors for each individual’s service and expense on our Board in March 2007. Directors’ fees are paid on a quarterly basis. As of December 31, 2010, we did not pay fees to directors for their attendance at Board meetings.

          The following table sets forth information relating to the compensation paid to our directors for the fiscal year ended December 31, 2010:

DIRECTOR COMPENSATION

	FEES				NON-QUALIFIED
	EARNED			NON-EQUITY	DEFERRED
	OR PAID	STOCK	OPTION	INCENTIVE PLAN	COMPENSATION	ALL OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	EARNNGS	COMPENSATION	TOTAL
NAME	($)	($)	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)

Richard Grayston (1)	7,764	0	43,898	0	0	0	51,662

Peter Minuk (1)	5,823	0	29,265	0	0	0	35,088

Robert Montgomery (1)	5,823	0	29,265	0	0	0	35,088

Robert Casaceli (1)(2)	3,000	0	70,207			10,522	83,729

(1)

The fair value of these options has been calculated in accordance with ASC718 under US GAAP. The grant date fair value does not materially differ from that calculated under the CICA Handbook or International Financial Reporting Standards. The methodology used to calculate the grant date fair value was the Black-Scholes method, with a volatility assumption of 94%, an expected life of three years and an interest free rate of 2%.

(2)	Mr. Casaceli was appointed as a director on May 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          At March 29, 2011, we had 42,986,179 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 29, 2011 relating to the beneficial ownership of shares of our common stock by:

  each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

  each director;

  each named executive officer; and

  all named executive officers and directors as a group.

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

	AMOUNT AND NATURE			PERCENTAGE
NAME OF BENEFICIAL OWNER	OF BENEFICIAL OWNERSHIP			OF CLASS

Paul Zyla	478,500	shares	(1)	1.11%
John C. Ross	25,000	shares	(2)	0.06%
Richard W. Grayston	260,000	shares	(3)	0.60%
Yves P. Clement	334,000	shares	(4)	0.78%
Peter C. Minuk	170,000	shares	(5)	0.40%
Victor Nkansa	13,000	shares	(6)	0.03%
Robert H. Montgomery	150,000	shares	(7)	0.30%
Robert J. Casaceli	36,000	shares	(8)	0.035%
Officers and Directors as a Group (8 persons)	1,466,500	shares	(1) to (8)	3.41%
5% Stockholders
Brokton International Ltd.	2,725,000	shares	(9)	6.34%
Mark T. McGinnis	2,979,445	shares	(10)	6.93%

(1)

Consists of (a) 405,000 shares of common stock; (b) 57,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; (c) 7,500 shares which can acquired upon the exercise of warrants which are currently exercisable into common stock; and (d) 9,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2011. Does not include 42,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 4,500 in each month.

(2)

Consists of (a) 20,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; and (b) 5,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2011. Does not include 65,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 2,500 in each month.

(3)

Consists of (a) 35,000 shares of common stock; and (b) 225,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(4)

Consists of (a) 324,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report; and (b) 10,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2011. Does not include 90,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 5,000 in each month.

(5)

Consists of (a) 20,000 shares of common stock; and (b) 150,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(6)

Consists of (a) 12,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report; and (b) 1,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2011. Does not include (a) 11,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 500 in each month; (b) 3,000 shares issuable upon the exercise of options that have not yet vested and will vest on March 1, 2014.

(7)	Consists of 150,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(8)

Consists of (a) 30,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; and (b) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2011. Does not include 72,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(9)

Consists of (a) 2,000,000 shares which are owned by Brokton International Ltd. (“Brokton”); (b) 500,000 shares which are owned by Sausilito Ltd.; and (c) 225,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report. Brokton is a Turks & Caicos Islands corporation, whose sole beneficial owner is James Longshore. Sausilito Ltd. is a Turks & Caicos Islands corporation, whose sole beneficial owner is James Longshore. Mr. Longshore exercises sole investment, voting and disposition powers over the shares included in the above table.

(10)

Consists of (a) 2,115,816 shares of common stock held by Mark McGinnis; and (b) 257,337 warrants which are exercisable into common stock within 60 days from the date of this Report; and (c) 606,292 shares of common stock held by his spouse of which an aggregate of 7,100 shares of common stock is held in trust for her children.

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2010:

	NUMBER OF	WEIGHTED
	SECURITIES TO BE	AVERAGE EXERCISE	NUMBER OF SECURITIES
	ISSUED UPON	PRICE OF	REMAINING AVAILABLE FOR
	EXERCISE OF	OUTSTANDING	FUTURE ISSUANCE UNDER
	OUTSTANDING	OPTIONS,	EQUITY COMPENSATION PLANS
	OPTIONS, WARRANTS	WARRANTS AND	(INCUDING SECURITIES
	AND RIGHTS	RIGHTS	REFLECTED IN COLUMN (A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders
2005 Equity Incentive Compensation Plan (1)	1,788,000	$0.88	1,112,000

TOTAL	1,788,000	$0.88	1,112,000

(1)	As of December 31, 2010, 100,000 options have been exercised under the 2005 Equity Incentive Compensation Plan by our former Project Manager, Operations.

          A description of our 2005 Equity Incentive Compensation Plan is contained in this Report under Part III, Item 11 -“Executive Compensation - Stock Option Plans”.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting Agreement with Principal Shareholder

          From February 1, 2004 through February 1, 2006, we were a party to a consulting agreement with Brokton, a company which, as of the date of this Report, owns 6.34% of our common stock and is one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock. Under the terms of this agreement, we engaged Brokton as a consultant to advise our Management with respect to hiring additional qualified management, providing support with respect to operational matters and government compliance in Ghana, mergers and acquisitions and financial advisory. James Longshore, our former President and a former director of our company, is the President of Brokton and exercises sole investment, voting and disposition powers over the shares of Brokton. Mr. Longshore is a director of our wholly-owned subsidiaries, XGEL and XOG Ghana (since April 2006) and Chief Operating Officer (since February 2007) and General Manager (since June 2006) and a director of XG Mining (since June 2006) and Chief Operating Officer (since February 2007) and General Manager (since June 2006) and a director and officer of Xtra Energy (since March 2007). From February 2004 to February 2006, we paid Brokton an aggregate of $53,176 for its consulting services and reimbursed Brokton for expenses incurred by Brokton on behalf of our company.

          On January 3, 2009, we were a party to a consulting agreement with Brokton, whereby we engaged Brokton as a consultant to provide the consulting services of Mr. Longshore as General Manager of our subsidiaries, XG Mining and XGEL, for a one year term ending on December 31, 2009. During the term of this agreement, we paid Brokton an aggregate of $60,000 and reimbursed Brokton for expenses incurred by Brokton on behalf of our company and our subsidiaries.

          On June 1, 2010, we entered into a consulting agreement with Brokton (the “Brokton Agreement”) for the continued consulting services of Mr. Longshore as General Manager of our subsidiaries, XG Mining and XGEL, for a one year term ending on December 31, 2010. During the term of the Brokton Agreement, we paid Brokton an aggregate of $95,000 and reimbursed Brokton for expenses incurred by Brokton on behalf of our company and our subsidiaries. On November 30, 2010, the Brokton Agreement was renewed for a further one year term effective January 1, 2011 and ending on December 31, 2011.

          During the Fiscal Year, Mr. Longshore also received compensation of $81,486 in gold bullion, the cash value of which was determined on the day of sale and shipment of the gold out of Ghana, from Ravenclaw for assisting Ravenclaw in fulfilling its agreement with our company. Ravenclaw entered into an agreement dated July 1, 2010 (the “Ravenclaw Agreement”) with our company for a term of one (1) year whereby Ravenclaw will receive a maximum payment of 2% gross overriding royalty (“GOR”) on all placer gold produced by the independent Ghanaian contract miners who carry out recovery of placer gold operations at our Kibi and Pameng Projects. Ravenclaw is not entitled to receive the GOR until our company receives its 10% GOR on all placer gold produced from the contract miners. Ravenclaw has to the option to take their payment in cash or kind. The Ravenclaw Agreement is renewable on an annual basis.

Director Independence

          As our common stock is currently traded on the OTCBB, we are not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K with respect to director independence, we have used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

          Consistent with these standards, our Board has determined that Richard Grayston, Robert Montgomery and Robert Casaceli are “independent”.

Item 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

          Davidson & Company LLP is our principal accountant for our audit of annual financial statements and review of the financial statements included in this Report and served as our independent registered public accounting firm for 2010 and 2009. The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

	2010	2009
Audit Fees	$70,000	$60,000
Audit-Related Fees	11,000	15,485
Tax Fees	0	0
All Other Fees (1)	40,750	0
Total	$121,750	$75,485

          (1)      Fees paid in connection with our IPO in Canada in November 2010.

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

          Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by our Audit Committee. The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by our Audit Committee.

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

10.6	Stock option agreement dated April 21, 2006 with Kiomi Mori, as optionee (1)
10.7	Stock option agreement dated May 1, 2006 with Yves Clement, as optionee (1)
10.8	Stock option agreement dated May 1, 2006 with Alhaji Abudulai, as optionee (1)
10.9	Stock option agreement dated August 1, 2006 with John Douglas Mills, as optionee (1)
10.10	Management consulting agreement dated May 1, 2006 with Yves Clement (1)
10.11	Management consulting agreement dated July 1, 2006 with Rebecca Kiomi Mori (1)
10.12	Management consulting agreement dated November 1, 2006 with Alhaji Nantogma Abudulai (1)
10.13	Mining lease with respect to the Kwabeng concession (1)
10.14	Mining lease with respect to the Pameng concession (1)
10.15	Prospecting license with respect to the Banso and Muoso concessions (1)
10.16	Prospecting license with respect to the Apapam concession (1)
10.17	Prospecting license with respect to the Edum Banso concession (1)
10.18	Option Agreement dated October 17, 2005 between Xtra-Gold Exploration Limited and Adom Mining Limited (1)
10.19	Consulting agreement dated January 17, 2006 between Xtra-Gold Mining Limited and Bio Consult Limited (1)
10.20	Purchase and Sale Agreement dated September 1, 2006 between Xtra Oil & Gas Ltd. and TriStar Oil & Gas Partnership (1)
10.21	Amending Agreement dated October 19, 2006 between Xtra-Gold Exploration and Adom Mining Limited (1)
10.22	Stock option agreement dated March 5, 2007 with Richard W. Grayston, as optionee (1)
10.23	Stock option agreement dated March 5, 2007 with Peter Minuk, as optionee (1)
10.24	Stock option agreement dated March 12, 2007 with Robert H. Montgomery, as optionee (1)
10.25	Stock option agreement dated March 12, 2007 with Brokton International Ltd., as optionee (1)
10.26	Stock option agreement dated March 12, 2007 with John Douglas Mills, as optionee (1)
10.27	Consulting agreement dated March 20, 2007 with JD Mining Ltd. (1)
10.28	Lease with 360 Bay Street Limited dated March 29, 2007 (1)
10.29	Termination agreement dated January 31, 2008 with JD Mining Ltd. and John Douglas Mills (1)
10.30	Mining lease with respect to the Apapam Concession (2)
10.31	Management consulting agreement dated January 3, 2009 with Brokton International Ltd. (3)
10.32	Stock option agreement dated January 15, 2010 with Radical Capital Ltd. *
10.33	Stock option agreement dated January 25, 2010 with Paul Zyla *
10.34	Form of stock option agreement dated February 1, 2010 with Robert Casaceli *
10.35	Stock option agreement dated February 1, 2010 with David Bell *
10.36	Amendment to option agreement dated June 1, 2010 with Paul Zyla *
10.37	Consulting agreement dated June 1, 2010 with Brokton International Ltd. *

Exhibit No.	Description of Document

10.38	Consulting agreement dated June 1, 2010 with Victor Nkansa *
10.39	Stock option agreement dated June 1, 2010 with Richard W. Grayston, as optionee *
10.40	Stock option agreement dated June 1, 2010 with Peter Minuk, as optionee *
10.41	Stock option agreement dated June 1, 2010 with Robert H. Montgomery, as optionee *
10.42	Stock option agreement dated June 1, 2010 with Brokton International Ltd., as optionee *
10.43	Stock option agreement dated June 1, 2010 with Windward Global Trading Inc., as optionee *
10.44	Stock option agreement dated June 1, 2010 with Laura Stein, as optionee *
10.45	Stock option agreement dated June 1, 2010 with Victor Nkansa, as optionee *
10.46	Stock option agreement dated July 1, 2010 with John C. Ross, as optionee *
10.47	Agreement dated July 1, 2010 with Ravenclaw Mining Limited *
10.48	Letter of intent dated July 21, 2010 with Verbina Resources Inc. *
10.49	Amendment to stock option agreement dated August 4, 2010 with Radical Capital Ltd. *
10.50	Management consulting agreement dated September 1, 2010 with Paul Zyla *
10.51	Management consulting agreement dated September 1, 2010 with John Ross *
10.52	Amending agreement (undated) between Xtra-Gold Exploration and Adom Mining Limited *
10.53	Escrow agreement dated November 22, 2010 with Olympia Transfer Services Inc. and Paul Zyla *
10.54	Renewal agreement dated November 30, 2010 with Brokton International Ltd. *
10.55	Letter of intent dated January 21, 2011 with Verbina Resources Inc. *
10.56	Management consulting agreement dated January 27, 2011 with Paul Zyla *
10.57	Form of stock option agreement dated February 15, 2011 with Denis Laviolette, as optionee *
10.58	Form of management consulting agreement dated March 1, 2011 with Yves Clement*
10.59	Form of stock option agreement dated March 1, 2011 with Yves Clement, as optionee *
10.60	Form of stock option agreement dated March 1, 2011 with Victor Nkansa, as optionee *
10.61	Form of stock option agreement dated March 1, 2011 with Michael Dwumfuor, as optionee *
10.62	Form of stock option agreement dated March 1, 2011 with Philip Schandorf, as optionee *
10.63	Mining lease with respect to the Banso Concession *
10.64	Mining lease with respect to the Muoso Concession *
14	Code of Ethics (3)
21	Subsidiaries of the Company *
31.1	Certification of principal executive officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of principal financial officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of principal executive officer, pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) *
32.2	Certification of principal financial officer, pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) *

*        Filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 on Form S-1, SEC File No. 333-139037
(2)	Incorporated by reference to the company’s 10-K annual report filed on March 27, 2009, SEC File No. 333-139037
(3)	Incorporated by reference to the company’s 10-K annual report filed on March 31, 2010, SEC File No. 333-139037

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2011	XTRA-GOLD RESOURCES CORP.
(Registrant)

	By	/s/ Paul Zyla
Paul Zyla
President and Chief Executive Officer,
principal executive officer

	By	/s/ John Charles Ross
John C. Ross
Chief Financial Officer,
principal financial officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Zyla	President and Chief Executive Officer	March 30, 2011
Paul Zyla	(principal executive officer) and Director

/s/ John C. Ross	Chief Financial Officer (principal financial	March 30, 2011
John C. Ross	officer)

/s/ Richard W. Grayston	Chairman and Director	March 30, 2011
Richard W. Grayston

/s/ Peter C. Minuk	Director	March 30, 2011
Peter C. Minuk

/s/ Robert H. Montgomery	Director	March 30, 2011
Robert H. Montgomery

/s/ Robert J. Casaceli	Director	March 30, 2011
Robert J. Casaceli

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Xtra-Gold Resources Corp. and subsidiaries
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Xtra-Gold Resources Corp. and subsidiaries (an Exploration Stage Company) as at December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

“DAVIDSON & COMPANY LLP”
Vancouver, Canada	Chartered Accountants
March 29, 2011

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS AT DECEMBER 31

	2010	2009
ASSETS
Current
Cash and cash equivalents	$10,096,122	$622,670
Investment in trading securities, at fair value (cost of $78,318 (2009 - $1,636,628)) (Note 4)	129,141	1,781,594
Receivables and other assets	125,354	46,462
Deposit for equipment (Note 5)	—	151,506

Total current assets	10,350,617	2,602,232
Restricted cash (Note 10)	220,000	—
Equipment (Note 5)	735,426	244,508
Deferred financing costs (Note 6)	—	1,283
Oil and gas investment (Note 7)	—	40,000
Mineral properties (Note 8)	1,713,862	1,662,564

TOTAL ASSETS	$13,019,905	$4,550,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$517,236	$233,073
Convertible debentures (Note 9)	—	250,000

Total current liabilities	517,236	483,073

Asset retirement obligation (Note 10)	155,395	71,906

Total liabilities	672,631	554,979

Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
42,961,179 common shares (2009 – 33,231,477 common shares)	42,961	33,231
Additional paid in capital	26,089,803	14,771,222
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(12,321,365)	(9,304,452)

Total Xtra-Gold Resources Corp. stockholders’ equity	12,383,635	4,072,237
Non-controlling interest	(36,361)	(76,629)

Total stockholders’ equity	12,347,274	3,995,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,019,905	$4,550,587

History and organization of the Company (Note 1)
Contingency and commitments (Note 16)
Subsequent events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	Year	Year
	January 1, 2003	Ended	Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009

EXPENSES
Amortization	$300,430	$114,785	$67,792
Exploration	15,037,343	2,992,932	1,080,488
General and administrative	6,330,433	1,355,399	957,332
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(21,694,206)	(4,463,116)	(2,105,612)

OTHER ITEMS
Foreign exchange gain	550,652	179,124	303,243
Interest expense	(241,936)	(1,283)	(2,567)
Realized gains (losses) on sales of trading securities	194,002	170,422	(172,638)
Net unrealized gain (loss) on trading securities	(164,863)	(98,290)	789,934
Other income	856,836	34,104	138,558
Recovery of gold	8,070,359	1,227,394	10,958
Gain on disposal of property	96,430	—	—
Write-off of investment in trading securities	(25,000)	(25,000)

	9,336,480	1,486,471	1,067,488

Consolidated loss for the period	(12,357,726)	(2,976,645)	(1,038,124)

Net (income) loss attributable to non-controlling interest	36,361	(40,268)	76,629

Net loss attributable to Xtra-Gold Resources Corp.	$(12,321,365)	$(3,016,913)	$(961,495)

Basic and diluted loss attributable to common shareholders per common share		$(0.09)	$(0.03)

Basic and diluted weighted average number of common shares outstanding		35,160,827	32,101,330

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	Year	Year
	January 1, 2003	Ended	Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(12,357,726)	$(2,976,645)	$(1,038,124)
Items not affecting cash:
Amortization	300,430	114,785	67,792
Amortization of deferred financing costs	46,202	1,283	2,567
Accretion of asset retirement obligation	24,262	7,191	6,537
Shares issued for services	202,365	—	—
Stock-based compensation	1,478,689	411,507	468,052
Unrealized foreign exchange (gain)	(467,009)	(37,220)	(247,155)
Realized (gain) losses on sale of trading securities	(194,002)	(170,422)	172,638
Purchase of trading securities	(11,564,690)	—	(778,387)
Proceeds on sale of trading securities	11,916,697	1,746,805	1,331,626
Unrealized (gain) loss on trading securities	164,863	98,290	(789,934)
Gain on disposal of property	(95,342)	—	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—
Write-off of investment in trading securities	25,000	25,000

Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(116,979)	(78,892)	46,480
Increase (decrease) in accounts payable and accrued liabilities	506,544	284,163	(302,199)
Increase in due to related party	50,000	—	—

Net cash used in operating activities	(10,051,996)	(574,155)	(1,060,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(165,000)	(108,000)	(50,000)
Issuance of capital stock, net of financing costs	20,617,236	10,774,804	1,612,710

Net cash provided by financing activities	21,306,034	10,666,804	1,562,710

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	Year	Year
	January 1, 2003	Ended	Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009

Continued

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(888,173)	(454,197)	—
Deposit on equipment	(151,506)	—	(151,506)
Restricted cash	(220,000)	(220,000)	—
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Option payment received	25,000	25,000	—
Proceeds on disposal of assets	340,390	30,000	—
Net cash used in investing activities	(1,157,916)	(619,197)	(151,506)

Change in cash and cash equivalents during the period	10,096,122	9,473,452	351,097

Cash and cash equivalents, beginning of the period	—	622,670	271,573

Cash and cash equivalents, end of the period	$10,096,122	$10,096,122	$622,670

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Balance, December 31, 2002	12,364,085	$12,364	$1,412,842	$(1,427,764)	$—	$—	$(2,558)

Paid on behalf of the Company	—	—	5,258	—	—	—	5,258

October 31, 2003, issuance of stock for acquisition of subsidiary	50,350,000	50,350	(50,350)	—	—	—	—

Loss for the year	—	—	—	—	—	(2,700)	(2,700)

Balance, December 31, 2003	62,714,085	62,714	1,367,750	(1,427,764)	—	(2,700)	—

March, 2004 - private placement at $0.35 per share	2,000,000	2,000	698,000	—	—	—	700,000

May, 2004 - private placement at $0.35 per share	2,129,400	2,129	743,161	—	—	—	745,290

December, 2004 - acquisition of subsidiary via issuance of common stock	2,698,350	2,699	1,616,311	—	—	—	1,619,010

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Continued

Share issuance costs	—	—	(76,298)	—	—	—	(76,298)

Loss for the year	—	—	—	—	—	(398,533)	(398,533)

Balance, December 31, 2004	69,541,835	69,542	4,348,924	(1,427,764)	—	(401,233)	2,589,469

May, 2005 – cancellation of shares	(47,000,000)	(47,000)	47,000	—	—	—	—

June 2005 – for services	10,000	10	5,490	—	—	—	5,500

June, 2005 – private placement at $0.55 per share	536,218	536	294,384	—	—	—	294,920

August, 2005 – private placement at $0.55 per share	300,000	300	164,700	—	—	—	165,000

November, 2005 – private placement at $0.55 per share	1,549,354	1,550	850,595	—	—	—	852,145

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Continued

Share issuance costs	—	—	(130,714)	—	—	—	(130,714)

Stock-based compensation	—	—	41,022	—	—	—	41,022

Loss for the year	—	—	—	—	—	(272,572)	(272,572)

Balance, December 31, 2005	24,937,407	24,938	5,621,401	(1,427,764)	—	(673,805)	3,544,770

February, 2006 – conversion of promissory note at $0.55 per share	90,909	91	49,909	—	—	—	50,000

March, 2006 – exercise of warrants at $0.75 per share	108,500	108	81,267	—	—	—	81,375

March, 2006 - private placement at $0.70 per share	792,029	792	553,628	—	—	—	554,420

April, 2006 – exercise of warrants at $0.75 per share	177,200	177	132,723	—	—	—	132,900

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Continued

June, 2006 – cancellation of shares	(10,000)	(10)	(6,990)	—	—	—	(7,000)

June, 2006 – private placement at $0.90 per share	578,112	578	519,722	—	—	—	520,300

July, 2006 – private placement at $0.90 per share	1,132,000	1,132	1,017,668	—	—	—	1,018,800

October, 2006 – private placement at $1.10 per share	282,000	282	309,918	—	—	—	310,200

Share issuance costs	—	—	(240,616)	—	—	—	(240,616)

Stock-based compensation	—	—	206,041	—	—	—	206,041

Loss for the year	—	—	—	—	—	(2,562,992)	(2,562,992)

Balance, December 31, 2006	28,088,157	28,088	8,244,671	(1,427,764)	—	(3,236,797)	3,608,198

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Continued

October, 2007 – Private placement at $1.35 per unit	668,202	668	901,405	—	—	—	902,073

Share issuance costs	—	—	(89,533)	—	—	—	(89,533)

Stock-based compensation	—	—	195,623	—	—	—	195,623

Loss for the year	—	—	—	—	—	(1,874,757)	(1,874,757)

Balance, December 31, 2007	28,756,359	28,756	9,252,166	(1,427,764)	—	(5,111,554)	2,741,604

February, 2008 – Private placement at $1.50 per unit	1,062,000	1,062	1,591,938	—	—	—	1,593,000

May, 2008 – Exercise of options at $0.75 per share	100,000	100	74,900	—	—	—	75,000

June, 2008 – Conversion of debentures at $1.00 per share	650,000	650	649,350	—	—	—	650,000

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Continued

July, 2008 – Exercise of warrants at $1.50 per share	631,000	631	945,869	—	—	—	946,500

December, 2008 – For services at $1.50 per share	131,243	132	196,733	—	—	—	196,865

Share issuance costs	—	—	(125,040)	—	—	—	(125,040)

Stock-based compensation	—	—	156,444	—	—	—	156,444

Loss for the year	—	—	—	—	—	(3,231,403)	(3,231,403)

Balance, December 31, 2008	31,330,602	31,331	12,742,360	(1,427,764)	—	(8,342,957)	3,002,970

April, 2009 – Private placement at $0.70 per unit	710,000	710	496,290	—	—	—	497,000

May, 2009 – Private placement at $0.70 per unit	308,000	308	215,292	—	—	—	215,600

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Continued

May, 2009 – Repurchase and cancellation of shares at $0.25 per share	(200,000)	(200)	(49,800)	—	—	—	(50,000)

August, 2009 – Private placement at $0.80 per unit	376,875	376	301,124	—	—	—	301,500

December, 2009 – Private placement at $1.00 per unit	706,000	706	705,294	—	—	—	706,000

Share issuance costs	—	—	(107,390)	—	—	—	(107,390)

Stock-based compensation	—	—	468,052	—	—	—	468,052

Loss for the year	—	—	—	—	(76,629)	(961,495)	(1,038,124)

Balance, December 31, 2009	33,231,477	$33,231	$14,771,222	$(1,427,764)	$(76,629)	$(9,304,452)	$3,995,608

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock						Deficit
							Accumulated
			Additional		Non-		During the
	Number		Paid in		Controlling		Exploration
	of Shares	Amount	Capital	Deficit	Interest		Stage	Total

Continued

February, 2010 – Conversion of debenture at $1.00 per share	250,000	250	249,750	—	—		—	250,000

March, 2010 – Repurchase and cancellation of shares at $1.33 per share	(80,891)	(80)	(107,920)	—	—		—	(108,000)

April, 2010 – Private placement at $1.00 per unit	838,000	838	837,162	—	—		—	838,000

June, 2010 – Private placement at $1.00 per unit	250,000	250	249,750	—	—		—	250,000

August, 2010 – Conversion of warrants at $1.00 per share	360,000	360	359,640	—	—		—	360,000

November, 2010 – Initial public offering at CAD$1.35 (USD$1.33) per share	8,092,593	8,092	10,744,621	—	—		—	10,752,713

December, 2010 – Conversion of warrants at $1.50 per share	20,000	20	29,980	—	—		—	30,000

Share issuance costs	—	—	(1,455,909)	—	—		—	(1,455,909)

Stock-based compensation	—	—	411,507	—	—		—	411,507

Loss (income) for the year	—	—	—	—	40,268		(3,016,913)	(2,976,645)

Balance, December 31, 2010	42,961,179	$42,961	$26,089,803	$(1,427,764)	$(36,361	) $	(12,321,365)	$12,347,274

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

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

On October 20, 2005, XGRI changed its name to Xtra Energy Corp. (“Xtra Energy”).

On October 20, 2005, the Company incorporated Xtra Oil & Gas Ltd. (“XOG”) in Alberta, Canada.

On December 21, 2005, Canadiana changed its name to Xtra-Gold Exploration Limited (“XG Exploration”).

On January 13, 2006, Goldenrae changed its name to Xtra-Gold Mining Limited (“XG Mining”).

On March 2, 2006, the Company incorporated Xtra Oil & Gas (Ghana) Limited (“XOGG”) in Ghana.

2.	CONTINUANCE OF OPERATIONS

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $3,016,913 for the year ended December 31, 2010 and has accumulated a deficit during the exploration stage of $12,321,365. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At December 31, 2010, the Company has working capital of $9,833,381, which is sufficient to fund operations for a period greater than twelve months.

3.	SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The amounts which involve significant estimates include asset retirement obligations and stock-based compensation.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents consisted of cash held at financial institutions.

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
DECEMBER 31, 2010

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
DECEMBER 31, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Mineral properties and exploration and development costs

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). When the Company receives an option payment related to a property, the proceeds of the payment are applied to reduce the carrying value of the exploration asset.

Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long- lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock- based compensation is subject to periodic adjustment as the underlying equity instruments vest. Nonemployee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non- employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of December 31, 2010, there were 2,439,320 warrants (2009 – 1,610,038); 1,788,000 stock options (2009 – 972,000) and Nil convertible debentures exercisable into common shares (2009 – 250,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trading securities, receivables, restricted cash, accounts payable and accrued liabilities and convertible debentures. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in government or bank guaranteed deposit certificates or in one commercial bank in Toronto, Ontario, Canada.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted the provisions for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions for non-financial assets and liabilities that are required to be measured at fair value.

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income (loss). Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income (loss) until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income (loss).

Financial instruments, including cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities and convertible debentures are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Investments in trading securities are classified as held for trading, with unrealized gains and losses being recognized in income.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Fair value of financial assets and liabilities (cont’d...)

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$10,096,122	$10,096,122	$—	$—
Restricted cash	220,000	220,000	—	—
Marketable securities	129,141	129,141	—	—
Total	$10,445,263	$10,445,263	$—	$—

The fair values of cash and cash equivalents, restricted cash and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents and restricted cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2010 and 2009, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company's financial reporting and disclosures.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company's consolidated financial statements will depend on the size and nature of future business combinations.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

4.	INVESTMENTS IN TRADING SECURITIES

At December 31, 2010, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of December 31, 2010, the fair value of trading securities was $129,141 (2009 – $1,781,594). During the year ended a bond of $25,000 was written off due to uncertainty regarding collection.

5.	EQUIPMENT

	December 31, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$4,179	$4,179	$12,416	$4,171	$8,245
Computer equipment	20,274	13,844	6,430	24,864	17,800	7,064
Exploration equipment	781,126	185,464	595,662	304,083	86,352	217,731
Vehicles	155,325	26,170	129,155	76,398	64,930	11,468
	$965,083	$229,657	$735,426	$417,761	$173,253	$244,508

As of December 31, 2009, the Company had made a deposit of $151,506 to acquire mining equipment, which was delivered during the year ended December 31, 2010.

6.	DEFERRED FINANCING COSTS

	December 31, 2010	December 31, 2009
Balance, beginning of year	$1,283	$3,850
Amortization	(1,283)	(2,567)
Balance, end of year	$—	$1,283

During the year ended December 31, 2005, the Company paid a finder’s fee of $45,000 and other expenses of $1,202 relating to a convertible debenture financing (Note 9).

7.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term. During the year ended December 31, 2010, the Company sold its 18.9% participating interest for $40,000.

8.	MINERAL PROPERTIES

	December 31, 2010	December 31, 2009

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 10)	131,133	54,835
Option payment received	(25,000)	—
Total	$1,713,862	$1,662,564

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

8.	MINERAL PROPERTIES (cont’d…)

Kibi, Kwabeng and Pameng Projects

The Company holds an individual mining lease over the lease area of each of the Kibi Project, the Kwabeng Project and the Pameng Project, all of which are located in Ghana. Each of these mining leases grant the Company mining rights to produce gold in the respective lease areas until July 26, 2019 with respect to the Kwabeng and Pameng Projects, and until December 17, 2015 with respect to the Kibi Project (formerly known as the Apapam Project), the latter of which can be renewed for up to a further 30 year term on application and payment of applicable fees to the Minerals Commission of Ghana (“Mincom”). All gold production will be subject to a production royalty of the net smelter returns (“NSR”) payable to the Government of Ghana.

Banso and Muoso Projects

During the year ended December 31, 2010, the Company made an application to Mincom to convert a single prospecting license (“PL”) securing its interest in the Banso and Muoso Projects located in Ghana to a mining lease covering the lease area of each of these Projects. This application was approved by Mincom who subsequently made recommendation to the Minister of Lands, Forestry and Mines to grant an individual mining lease for each Project. Subsequent to the year ended December 31, 2010, the Government of Ghana granted two mining leases for these Projects dated January 6, 2011. These mining leases grant the Company mining rights to produce gold in the respective lease areas until January 5, 2025 with respect to the Banso Project and until January 5, 2024 with respect to the Muoso Project. These mining leases supersede the PL previously granted to the Company. Among other things, both mining leases require that the Company (i) pay the Government of Ghana a fee of $30,000 in consideration of granting of each lease (paid); (ii) pay annual ground rent of GH¢260.00 (USD$167) for the Banso Project and GH¢280.00 (USD$180) for the Muoso Project (paid); and (iii) commence commercial production of gold within two years from the date of the mining leases; and (iv) pay a production royalty to the Government of Ghana.

The Company executed a letter of intent with Verbina Resources Inc. (“Verbina”) on July 21, 2010 whereby Verbina can acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”) upon completion by Verbina of (i) a cash payment to the Company of $100,000 upon the date of execution of a definitive binding agreement to be entered into between the parties (the “Effective Date”); (ii) a cash payment to the Company of $200,000 within 90 days of the Effective Date; (iii) the issuance by Verbina to the Company of 1,000,000 fully paid and non-assessable common shares upon the Effective Date; and (iv) Verbina incurring $4,500,000 in exploration expenditures (“Expenditures”) on the Concessions within five years of the Effective Date, as to (A) $500,000 being incurred in the first year from the Effective Date; and (B) $1,000,000 being incurred in each year thereafter. Verbina shall have the right to accelerate the Expenditures at any time.

The Company is to be paid a further $50,000 by Verbina on the Effective Date whereby Verbina will acquire an immediate 55% interest in the alluvial rights to the Concessions, such purchase being subject to a definitive agreement to be entered into between the parties on or before the Effective Date.

The Company entered into a subsequent letter of intent with Verbina on January 21, 2011 (the “2011 LOI”) which supersedes the July 21, 2010 letter of intent noted above.

Pursuant to the 2011 LOI, Verbina can acquire a 55% legal and beneficial interest in the Company’s interest in the mineral rights of the Concessions upon the following terms whereby Verbina shall (i) provide the Company, by February 28, 2011, with notice of its satisfactory completion of due diligence of the Concessions, provided on January 21, 2011, and receipt of regulatory acceptance by the TSX Venture Exchange of the 2011 LOI, received on February 16, 2011 (the “Effective Date”); (ii) make a cash payment to the Company of $425,000 consisting of $100,000 upon the Effective Date, which payment is pending, and $325,000 within 90 days of the Effective Date; (iii) issue 1,000,000 fully paid and non-assessable common shares of Verbina to the Company upon the Effective Date (issued subsequent to year end); (iv) incur a total of $4,425,000 in exploration expenditures on the Concessions within five (5) years of the Effective Date with $500,000 to be

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

8.	MINERAL PROPERTIES (cont’d…)

incurred in the first year from the Effective Date and $1,000,000 in each year thereafter, except that in the final year the exploration expenditures shall be a minimum of $925,000; and (v) pay to the Company $300,000 in connection with a Versatile Time-domain Electromagnetic (“VTEM”), Magnetic and Radiometric survey to be flown over the Concessions by the Company, which payment shall be credited toward the $500,000 in exploration expenditures referred to above in subparagraph (iv).

A definitive binding option agreement shall be entered into between the Company and Verbina which agreement will require approval from the Minister of Lands, Forestry and Mines.

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The renewal date of the prospecting license expired on December 1, 2010 and Mincom subsequently approved a further one year renewal that will commence from the date of Mincom’s letter confirming the renewal (pending).

The consideration paid for the Option Agreement was $15,000 with additional payments of $5,000 to be paid on the anniversary date of the Option Agreement in each year during the term which term has been extended to November 11, 2013. Upon the commencement of gold production, an additional $200,000 is to be paid, unless proven and probable reserves are less than 2,000,000 ounces, in which case the payment shall be reduced to $100,000.

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

Mining lease and prospecting license commitments

The Company is committed to expend, from time to time fees to Mincom for an extension of an expiry date of a prospecting license (currently $15,000 for each occurrence) or a mining lease and the Environmental Protection Agency of Ghana (“EPA”) for processing and certificate fees with respect to EPA permits, an aggregate of less than $500 in connection with annual ground rent and mining permits to enter upon and gain access to the areas covered by the Company’s mining leases and prospecting licenses.

9.	CONVERTIBLE DEBENTURES

During the year ended December 31, 2005, the Company completed a convertible debenture financing for gross proceeds of $900,000. The debentures bear interest at 7% per annum, payable quarterly, and the principal balance is repayable by June 30, 2010. Debenture holders have the option to convert any portion of the outstanding principal into common shares at the conversion rate of $1 per share. During the year ended December 31, 2008, convertible debentures totaling $650,000 were converted into 650,000 common shares. In February 2010, the convertible debenture of $250,000 was converted into 250,000 common shares.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

10.	ASSET RETIREMENT OBLIGATION

	December 31, 2010	December 31, 2009

Balance, beginning of year	$71,906	$65,369
Increase in obligation	76,298	—
Accretion expense	7,191	6,537
Balance, end of year	$155,395	$71,906

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2009 - $150,000). The obligation was calculated using a credit- adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of US$220,000 which has been recorded in restricted cash.

11.	CAPITAL STOCK

Cancellation of shares

In May 2005, 47,000,000 common shares owned by two former directors were returned to treasury and cancelled.

In June 2006, 10,000 common shares were returned to the Company in settlement of a dispute and cancelled.

In May 2009, 200,000 common shares were repurchased for $50,000 and cancelled.

In March 2010, 80,891 common shares were repurchased for $108,000 and cancelled.

Issuance of shares for services

In December 2008, an aggregate of 131,243 common shares were issued to three vendors of the Company’s subsidiary, XG Mining to settle outstanding accounts for services at a value of $1.50 per share.

Private placements

In June 2010, the Company issued 250,000 units at $1.00 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.50 expiring 18 months from the date of issue. The Company also issued finder’s warrants enabling the holders to acquire up to 25,000 common shares at the same terms as the unit warrants. The fair value of the finder’s warrants was $15,091 calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 1.82%, volatility of 99.78% and a dividend rate of 0%.

In April 2010, the Company issued 838,000 units at $1.00 per unit for gross proceeds of $838,000. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.50 expiring 18 months from the date of issue. The Company also issued finder’s warrants enabling the holders to acquire up to 73,800 common shares at the same terms as the unit warrants. The fair value of finder’s warrants was $40,516 calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 2.05%, volatility of 116.59% and a dividend rate of 0%.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

11.	CAPITAL STOCK (cont’d...)

Private placements (cont’d…)

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

11.	CAPITAL STOCK (cont’d...)

Private placements (cont’d…)

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

Initial Public Offering

In November 2010, the Company completed an initial public offering in Canada (the “IPO”) and issued 8,092,593 common shares at CAD$1.35 per share (USD$1.33) for gross cash proceeds of CAD$10,925,001 (USD$10,752,713). The Company also issued 566,482 broker warrants with a strike price of CAD$1.35 (US$1.33) per warrant and a two-year term to maturity. The Company valued the warrants at $364,248 using the Black-Scholes model with a 90% volatility, 0% dividend and 1.5% interest rate.

Escrow Shares

A total of (a) 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of December 31, 2010 a total of 200,625 Escrow Shares were held in escrow (December 31, 2009 – nil).

Acquisition of subsidiary

Effective December 22, 2004, the Company acquired 90% of the outstanding shares of XG Mining in exchange for 2,698,350 shares of common stock. In connection with this acquisition, 47,000,000 shares owned by two former officers and directors of the Company were returned to treasury and cancelled.

Stock options

The number of shares reserved for issuance under the Company’s equity compensation option plan is 3,000,000. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the Compensation Committee who makes recommendation to the board of directors for their approval. The maximum term of options granted cannot exceed 10 years.

Stock options

At December 31, 2010, the following stock options were outstanding:

Number of	Exercise	Expiry Date
Options	Price

324,000	$0.70	May 1, 2013
540,000	$0.75	May 1, 2013
110,000	$1.00	February 12, 2012
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
270,000	$1.00	May 1, 2013
130,000	$1.05	May 1, 2013
90,000	$1.15	July 1, 2013

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

11.	CAPITAL STOCK (cont’d...) Stock options (cont’d…)

Stock option transactions and the number of stock options outstanding are summarized as follows:

	2010		2009
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	972,000	$0.73	1,080,000	$0.72
Granted	924,000	1.02	—	—
Exercised	—	—	—	—
Cancelled/Expired	(108,000)	0.70	(108,000)	0.70

Outstanding, end of year	1,788,000	$0.88	972,000	$0.73

Exercisable, end of year	1,490,000	$0.85	972,000	$0.73

The aggregate intrinsic value for options vested as of December 31, 2010 is approximately $1,312,200 (2009 - $272,000) and for total options outstanding is approximately $2,447,200 (2009 - $284,000).

Stock-based compensation

The fair value of stock options granted during the year ended December 31, 2010 totaled $594,388 (2009 - $Nil) of which $411,507 has been included in general and administrative expense for the year. The remaining $182,881 (2009 - $Nil) will be expensed in future periods. During the year ended December 31, 2009, the Company extended the life of previously granted options to May 1, 2013 which resulted in an expense of $468,052 which was included in general and administrative expenses.

The following assumptions were used for the Black-Scholes valuation of stock options granted or extended during the years ended December 31, 2010 and 2009:

	2010	2009

Risk-free interest rate	1.73%	2%
Expected life	3 years	4 years
Annualized volatility	94.28%	108.16%
Forfeiture rate	0%	0%
Dividend rate	—	—

The weighted average fair value of options granted was $0.63 (2009 - $Nil).

Warrants

At December 31, 2010, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

350,000	$1.00	April 1, 2011
308,000	$1.00	May 19, 2011
188,438	$1.00	August 5, 2011
403,600	$1.50	June 16, 2011
472,800	$1.50	October 19, 2011
150,000	$1.50	December 11, 2011
566,482	$1.33	November 23, 2013

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

11.	CAPITAL STOCK (cont’d...)

Warrants (cont’d…)

Warrant transactions and the number of warrants outstanding are summarized as follows:

	2010		2009
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of year	1,610,038	$1.13	1,514,471	$2.13
Issued	1,209,282	1.42	1,610,038	1.13
Exercised	(380,000)	1.03	—	—
Expired	—	—	(1514,471)	2.13
Exercisable, end of year	2,439,320	$1.29	1,610,038	$1.13

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company entered into the following transactions with related parties:

(a)	Paid or accrued consulting fees of $269,519 (2009 - $160,927) to officers of the Company or companies controlled by such officers.

(b)	Paid or accrued directors’ fees of CAD$23,333 (USD$25,647) (2009 – CAD$21,000 (USD$18,486)) to directors of the Company or companies controlled by directors.

(c)	Granted 636,000 stock options to directors and officers exercisable at prices of $1.00 to $1.15 per share.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts
	from the beginning of
	the exploration stage
	on January 1, 2003 to
	December 31, 2010	2010	2009

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

The significant non-cash transactions during the year ended December 31, 2010 included (a) the issuance of 665,282 finder’s warrants with a value of $419,855 in connection with a private placement (Note 11); (b) the conversion of $250,000 of a convertible debenture into 250,000 common shares; (c) capitalization of $76,298 in mineral properties related to asset retirement costs.

The significant non-cash transaction during the year ended December 31, 2009 was the issuance of 50,600 finder’s warrants with a value of $20,098 in connection with a private placement (Note 11).

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

14.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2010 and 2009, and differed from the amounts computed by applying the United States of America federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2010	2009

Loss for the year	$(2,976,645)	$(1,038,124)

Computed “expected” tax (benefit) expense	$(1,012,059)	$(352,962)
Non deductible (taxable) items	14,502	(130,796)
Lower effective income tax rate on loss of foreign subsidiaries	21,884	68,966
Valuation allowance	975,673	414,792

Net expected tax (benefit) expense	$—	$—

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2010	2009
Deferred tax assets (liabilities):
Trading securities	$(17,280)	$(49,288)
Mineral properties	(401,932)	(401,932)
Net operating loss carryforwards - US	1,675,192	886,528
Net operating loss carryforwards - Ghana	781,650	763,504
Valuation allowance	(2,037,630)	(1,198,812)
Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $(2,037,630) and $(1,198,812) respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $8,000,000 prior to the expiration of the net operating loss carryforwards. Of the $8,000,000 of operating loss carryforwards, $5,000,000 is attributable to the US, and expires between 2021 and 2030, and the balance of $3,000,000 is attributable to Ghana and expires between 2011 and 2015.

15.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2010

15.	SEGMENTED INFORMATION (cont’d…) Geographic information is as follows:

	2010	2009
Capital assets:
Canada	$10,609	$94,751
Ghana	2,438,679	1,852,321

Total capital assets	$2,449,288	$1,947,072

16.	CONTINGENCY AND COMMITMENTS

a)

The Company entered into a management consulting agreement with the Vice President, Exploration, which extends from March 1, 2011 to March 1, 2014, whereby the Company will pay CAD$12,500 (USD$12,875) per month for the three year term for providing the majority of his time in consulting services to the Company. In the event of termination, without cause, the Company will be required to pay CAD$10,000 (USD$10,300) for each month of early termination.

b)

The Company entered into a renewal of the consulting agreement with Brokton International Ltd. (“Brokton”), a company controlled by the General Manager of the Company’s Ghana Operations. Brokton is to be paid $10,000 per month for fiscal 2011.

c)

Effective January 1, 2011, the Company entered into a management consulting agreement with the President and Chief Executive Officer whereby the Company will pay CAD$3,000 (USD$3,090) per month for one year for providing 60% of his time in consulting services to the Company.

d)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$3,868 (USD$3,874) per month.

e)

The Company was party to a lawsuit for the sum of $121,336 filed in the Ghanaian courts pertaining to payment for excavation services provided by a subcontractor. No further liability had been recorded in connection with the lawsuit because the Company believed the debt had previously been discharged through the transfer of shares to the subcontractor in 2008. During the year ended December 31, 2010, the lawsuit was settled and the Company agreed to pay $108,000 in return for the shares previously issued. Upon payment by the Company of $108,000, the 80,891 shares were returned to the Company and cancelled (Note 11).

f)

In late 2009, the Government of Ghana announced an increase in the gross overriding royalty (“GOR”) required payable by all mining companies in the country from 3% to 5%. The industry standard remained at 3% due to stability agreements which were in place with a number of companies. From the commencement of gold recovery in July 2011 to September 2011, the Company paid the GOR at 5% and as of October 2011, the Company began to pay the GOR at 3%. As a result of this decision, there is a potential liability of $126,500. The Company believes it is unlikely that this amount will become payable.

17.	SUBSEQUENT EVENTS

a)

Effective January 1, 2011, the Company entered into a management consulting agreement with the President and Chief Executive Officer whereby the Company will pay CAD$3,000 (USD$3,090) per month for one year for providing 60% of his time in consulting services to the Company.

b)	The Company entered into a subsequent letter of intent with Verbina on January 21, 2011 (the “2011 LOI”) which supersedes the July 21, 2010 letter of intent as disclosed in Note 8.