Form 10-Q
period 2011-03-31
XTRA-GOLD RESOURCES CORP
filed 2011-05-12
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ________________to ________________

Commission File No. 333-139037

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at May 12, 2011
Common stock - $0.001 par value	43,661,179

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)
AS AT

	March 31,	December 31,
	2010	2010
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$9,283,801	$10,096,122
Investment in trading securities, at fair value (cost of $531,396 (December 31, 2010 - $78,318)) (Note 4)	524,633	129,141
Receivables and other assets	368,111	125,354
Total current assets	10,176,545	10,350,617
Restricted cash (Note 10)	220,961	220,000
Equipment (Note 5)	932,605	735,426
Deferred financing costs (Note 6)	—	—
Oil and gas investment (Note 7)	—	—
Mineral properties (Note 8)	1,302,422	1,713,862
TOTAL ASSETS	$12,632,533	$13,019,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$540,857	$517,236
Convertible debentures (Note 9)	—	—
Total current liabilities	540,857	517,236
Asset retirement obligation (Note 10)	159,395	155,395
Total liabilities	700,252	672,631
Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
42,986,179 common shares (December 31, 2010 – 42,961,179 common shares)	42,986	42,961
Additional paid in capital	26,148,589	26,089,803
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(12,752,827)	(12,321,365)
Total Xtra-Gold Resources Corp. stockholders’ equity	12,010,984	12,383,635
Non-controlling interest	(78,703)	(36,361)
Total stockholders’ equity	11,932,281	12,347,274
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,632,533	$13,019,905

History and organization of the Company (Note 1)
Contingency and commitments (Note 15)
Subsequent events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	3 Month Period	3 Month Period
	January 1, 2003	Ended	Ended
	to March 31,	March 31,	March 31,
	2011	2011	2010

EXPENSES
Amortization	$330,832	$30,402	$10,753
Exploration	16,606,321	1,568,978	181,907
General and administrative	6,585,778	255,345	234,193
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(23,548,931)	(1,854,725)	(426,853)

OTHER ITEMS
Foreign exchange gain	657,899	107,247	44,913
Interest expense	(241,936)	—	(641)
Realized gains on sales of trading securities	194,002	—	83,199
Net unrealized gain (loss) on trading securities	(184,372)	(19,509)	152,285
Other income	868,186	11,350	17,991
Recovery of gold	9,092,134	1,021,775	—
Gain on disposal of property or equipment	356,488	260,058	—
Write-off of investment in trading securities	(25,000)	—	—

	10,717,401	1,380,921	297,747

Consolidated loss for the period	(12,831,530)	(473,804)	(129,106)

Net loss attributable to non-controlling interest	78,703	42,342	16,908

Net loss attributable to Xtra-Gold Resources Corp.	$(12,752,827)	$(431,462)	$(112,198)

Basic and diluted loss attributable to common shareholders per common share		$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding		42,964,831	33,342,096

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	3 Month Period	3 Month Period
	January 1, 2003	Ended	Ended
	to March 31,	March 31,	March 31,
	2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(12,831,530)	$(473,804)	$(129,106)
Items not affecting cash:
Amortization	330,832	30,402	10,753
Amortization of deferred financing costs	46,202	—	1,283
Accretion of asset retirement obligation	28,262	4,000	1,798
Shares issued for services	202,365	—	—
Stock-based compensation	1,500,000	21,311	24,075
Unrealized foreign exchange gain	(470,570)	(3,561)	(39,297)
Realized gain on sale of trading securities	(194,002)	—	(83,199)
Purchase of trading securities	(11,564,690)	—	—
Proceeds on sale of trading securities	11,916,697	—	875,254
Unrealized loss (gain) loss on trading securities	184,372	19,509	(152,285)
Gain on disposal of property or equipment	(355,400)	(260,058)	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—
Write-off of investment in trading securities	25,000	—

Changes in non-cash working capital items:
Increase in receivables and other	(359,736)	(242,757)	(18,225)
Increase in accounts payable and accrued liabilities	530,165	23,621	20,380
Increase in due to related party	50,000	—	—

Net cash provided by (used in) operating activities	(10,933,333)	(881,337)	511,431

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(165,000)	—	(108,000)
Issuance of capital stock, net of financing costs	20,654,736	37,500	99,950

Net cash provided by financing activities	21,343,534	37,500	(8,050)

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts from
	the beginning of
	the exploration	3 Month	3 Month
	stage on	Period	Period
	January 1, 2003	Ended	Ended
	to March 31,	March 31,	March 31,
	2011	2011	2010

Continued

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(1,143,696)	(255,523)	(124,081)
Deposit on equipment	(151,506)	—	—
Restricted cash	(220,961)	(961)	—
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Option payment received	25,000	—	—
Proceeds on disposal of assets	628,390	288,000	—

Net cash provided by (used in) investing activities	(1,126,400)	31,516	(124,081)

Change in cash and cash equivalents during the period	9,283,801	(812,321)	379,300

Cash and cash equivalents, beginning of the period	—	10,096,122	622,670

Cash and cash equivalents, end of the period	$9,283,801	$9,283,801	$1,001,970

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)
(unaudited)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Balance, December 31, 2009	33,231,477	$33,231	$14,771,222	$(1,427,764)	$(76,629)	$(9,304,452)	$3,995,608

February, 2010 – Conversion of debenture at $1.00 per share	250,000	250	249,750	—	—	—	250,000
March, 2010 – Repurchase and cancellation of shares at $1.33 per share	(80,891)	(80)	(107,920)	—	—	—	(108,000)
April, 2010 – Private placement at $1.00 per unit	838,000	838	837,162	—	—	—	838,000
June, 2010 – Private placement at $1.00 per unit	250,000	250	249,750	—	—	—	250,000
August, 2010 – Conversion of warrants at $1.00 per share	360,000	360	359,640	—	—	—	360,000
November, 2010 – Initial public offering at CAD$1.35 (USD$1.33) per share	8,092,593	8,092	10,744,621	—	—	—	10,752,713
December, 2010 – Conversion of warrants at $1.50 per share	20,000	20	29,980	—	—	—	30,000
Share issuance costs	—	—	(1,455,909)	—	—	—	(1,455,909)
Stock-based compensation	—	—	411,507	—	—	—	411,507
Loss (income) for the year	—	—	—	—	40,268	(3,016,913)	(2,976,645)

Balance, December 31, 2010	42,961,179	$42,961	$26,089,803	$(1,427,764)	(36,361)	(12,321,365)	$12,347,274

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)
(unaudited)

Continued ...

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Balance, December 31, 2010	42,961,179	$42,961	$26,089,803	$(1,427,764)	$(36,361)	$(12,321,365)	$12,347,274

March, 2011 – Exercise of warrants at $1.50 per share	25,000	25	37,475	—	—	—	37,500
Stock-based compensation	—	—	21,311	—	—	—	21,311
Loss (income) for the year	—	—	—	—	(42,342)	(431,462)	(473,804)

Balance, March 31, 2011	42,986,179	$42,986	$26,148,589	$(1,427,764)	$(78,703)	$(12,752,827)	$11,932,281

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $473,804 for the three- month period ended March 31, 2011 and has accumulated a deficit during the exploration stage of $12,752,827. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At March 31, 2011, the Company has working capital of $9,635,688, which is sufficient to fund operations for a period greater than 12 months.

3.	SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

In the opinion of management the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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
March 31, 2011
(unaudited)

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
March 31, 2011
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of March 31, 2011, there were 2,414,320 warrants (December 31, 2010 – 2,439,320); 1,989,000 stock options (December 31, 2010 – 1,788,000), none of which have been included in the weighted average number of common shares outstanding as these were anti-dilutive.

Foreign exchange

The Company’s functional currency is the U.S. dollar. Any monetary assets and liabilities that are in a currency other than the U.S. dollar are translated at the rate prevailing at period end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trading securities, receivables, restricted cash, and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in government or bank guaranteed deposit certificates, or in cash on account at one commercial bank in Toronto, Ontario, Canada.

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

Financial instruments, including cash and cash equivalents, receivables, restricted cash, and accounts payable and accrued liabilities and convertible debentures are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Investments in trading securities are classified as held for trading, with unrealized gains and losses being recognized in income.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Fair value of financial assets and liabilities (cont’d...)

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$9,283,801	$—	$—
Restricted cash	220,961	—	—
Marketable securities	524,633	—	—
Total	$10,029,395	$—	$—

The fair values of cash and cash equivalents, restricted cash and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents and restricted cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2011 and December 31, 2010, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company does not expect its adoption to have a material impact on the Company's financial reporting and disclosures.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

4.	INVESTMENTS IN TRADING SECURITIES

At March 31, 2011, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of March 31, 2011, the fair value of trading securities was $524,633 (December 31, 2010 – $129,141).

5.	EQUIPMENT

	March 31, 2011			December 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$4,771	$3,587	$8,358	$4,179	$4,179
Computer equipment	20,274	15,103	5,171	20,274	13,844	6,430
Exploration equipment	990,400	192,261	798,139	781,126	185,464	595,662
Vehicles	155,325	29,617	125,708	155,325	26,170	129,155
	$1,174,357	$241,752	$932,605	$965,083	$229,657	$735,426

6.	DEFERRED FINANCING COSTS

		March 31, 2011	December 31, 2010
Balance, beginning of period	$	Nil	$1,283

Amortization		Nil	(1,283)
Balance, end of period	$	Nil	$—

7.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term. During the year ended December 31, 2010, the Company sold its 18.9% participating interest for $40,000.

8.	MINERAL PROPERTIES

	March 31, 2011	December 31, 2010

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 10)	131,133	131,133
Option payments received	(436,440)	(25,000)
Total	$1,302,422	$1,713,862

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

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

Banso and Muoso Projects

During the year ended December 31, 2010, to secure its interest in the Banso and Muoso Projects located in Ghana, the Company made an application to Mincom to convert a single prospecting license (“PL”) to a mining lease covering the lease area of each of these Projects. This application was approved by Mincom who subsequently made recommendation to the Minister of Lands, Forestry and Mines to grant an individual mining lease for each Project. Subsequent to the year ended December 31, 2010, the Government of Ghana granted two mining leases for these Projects dated January 6, 2011. These mining leases grant the Company mining rights to produce gold in the respective lease areas until January 5, 2025 with respect to the Banso Project and until January 5, 2024 with respect to the Muoso Project. These mining leases supersede the PL previously granted to the Company. Among other things, both mining leases require that the Company (i) pay the Government of Ghana a fee of $30,000 in consideration of granting of each lease (paid); (ii) pay annual ground rent of GH¢260.00 (USD$167) for the Banso Project and GH¢280.00 (USD$180) for the Muoso Project (paid); and (iii) commence commercial production of gold within two years from the date of the mining leases; and (iv) pay a production royalty to the Government of Ghana.

The Company executed a letter of intent with Verbina Resources Inc., which later changed its named to Buccaneer Gold Corp. (“Buccaneer”) on July 21, 2010 whereby Buccaneer could acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”) upon completion by Buccaneer of (i) a cash payment to the Company of $100,000 upon the date of execution of a definitive binding agreement to be entered into between the parties (the “Effective Date”); (ii) a cash payment to the Company of $200,000 within 90 days of the Effective Date; (iii) the issuance by Buccaneer to the Company of 1,000,000 fully paid and non-assessable common shares upon the Effective Date; and (iv) Buccaneer incurring $4,500,000 in exploration expenditures (“Expenditures”) on the Concessions within five years of the Effective Date, as to (A) $500,000 being incurred in the first year from the Effective Date; and (B) $1,000,000 being incurred in each year thereafter. Buccaneer shall have the right to accelerate the Expenditures at any time. This letter of intent was superceded by the letter of intent with Buccaneer on January 21, 2011 (the “2011 LOI”).

The Company is to be paid a further $50,000 by Buccaneer on the Effective Date whereby Buccaneer will acquire an immediate 55% interest in the alluvial rights to the Concessions, such purchase being subject to a definitive agreement to be entered into between the parties on or before the Effective Date.

The Company entered into the 2011 LOI with Buccaneer on January 21, 2011 which adjusted the terms of the agreement.

Pursuant to the 2011 LOI, Buccaneer can acquire a 55% legal and beneficial interest in the Company’s interest in the mineral rights of the Concessions upon the following terms whereby Buccaneer shall (i) provide the Company, by February 28, 2011, with notice of its satisfactory completion of due diligence of the Concessions, provided on January 21, 2011, and receipt of regulatory acceptance by the TSX Venture Exchange of the 2011 LOI, received on February 16, 2011 (the “Effective Date”); (ii) make a cash payment to the Company of $425,000 consisting of $100,000 upon the Effective Date, which payment is pending, and $325,000 within 90 days of the Effective Date; (iii) issue 1,000,000 fully paid and non-assessable common shares of Buccaneer to the Company upon the Effective Date; (iv) incur a total of $4,425,000 in exploration expenditures on the Concessions within five (5) years of the Effective Date with $500,000 to be incurred in the first year from the Effective

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

8.	MINERAL PROPERTIES (cont’d…)

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

A definitive binding option agreement shall be entered into between the Company and Buccaneer which agreement will require approval from the Minister of Lands, Forestry and Mines.

The status of each Buccaneer commitment to the Company in the 2011 LOI is as follows:

Item	Description	Status
(i)	Complete due diligence	Done
	Obtain TSXV acceptance of the 2011 LOI	Done
(ii)	Pay $100,000 to the Company	Paid subsequent to March 31, 2011
	Pay a further $325,000 to the Company	Paid subsequent to March 31, 2011
(iii)	Issue 1,000,000 Buccaneer shares to the Company	Done
(iv)	Spend $4,425,000 on the properties over 5 years	In Progress
(v)	Pay $300,000 to the Company for a VTEM survey	Paid subsequent to March 31, 2011

The 1,000,000 Buccaneer shares received were valued at $411,440 at the date of receipt of the shares. This value reduced the mineral properties value on the balance sheet. The shares are included in the investments account on the balance sheet and marked to market at the end of each reporting period. Further cash payments received will reduce the carrying value of the Muoso and Banso properties on the balance sheet.

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
March 31, 2011
(unaudited)

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

10.	ASSET RETIREMENT OBLIGATION

	March 31, 2011	December 31, 2010

Balance, beginning of period	$155,395	$71,906
Increase in obligation	—	76,298
Accretion expense	4,000	7,191
Balance, end of period	$159,395	$155,395

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2010 - $220,000). The obligation was calculated using a credit- adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of $220,961 which has been recorded in restricted cash with accrued interest.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

11.	CAPITAL STOCK (cont’d…)

Private placement (cont’d…)

enabling the holders to acquire up to 25,000 common shares at the same terms as the unit warrants. The fair value of the finder’s warrants was $15,091 calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 1.82%, volatility of 99.78% and a dividend rate of 0%.

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

Escrow Shares

A total of (a) 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of March 31, 2011 a total of 200,625 Escrow Shares were held in escrow (December 31, 2010 – 200,625).

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
March 31, 2011
(unaudited)

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

Stock options

At March 31, 2011, the following stock options were outstanding:

Number of	Exercise	Expiry Date
Options	Price

324,000	$0.70	May 1, 2013
540,000	$0.75	May 1, 2013
110,000	$1.00	February 12, 2012
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
270,000	$1.00	May 1, 2013
130,000	$1.05	May 1, 2013
90,000	$1.15	July 1, 2013
56,000	$1.98	February 15, 2011
145,000	$1.95	March 1, 2011

Stock option transactions and the number of stock options outstanding are summarized as follows:

	March 31, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	1,788,000		972,000	$0.73
Granted	201,000	$0.88	924,000	1.02
Exercised	—	0.96	—
Cancelled/Expired	—	—	(108,000)	0.70
Outstanding, end of period	1,989,000	$0.99	1,788,000	0.88

Exercisable, end of period	1,538,000	$0.86	1,490,000	0.85

The aggregate intrinsic value for options vested as of March 31, 2011 is approximately $1,686,824 (December 31, 2010 - $1,312,200) and for total options outstanding is approximately $1,918,198 (December 31, 2010 - $2,447,200).

Stock-based compensation

The fair value of stock options granted during the period ended March 31, 2011 totaled $245,685 (December 31, 2010 - $594,388). A stock-based compensation expense of $21,311 has been included in general and administrative expense for the three-month period ended March 31, 2011, of which $5,723 related to option grants in 2011. The remaining $239,962 (December 31, 2010 - $182,877) will be expensed in future periods.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

11.	CAPITAL STOCK (cont’d...)

Stock-based compensation (cont’d…)

The following assumptions were used for the Black-Scholes valuation of stock options granted or extended during the periods ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Risk-free interest rate	1.75%	1.73%
Expected life	3 years	3 years
Annualized volatility	95.00%	94.28%
Forfeiture rate	0%	0%
Dividend rate	—	—

The weighted average fair value of options granted was $1.42 (December 31, 2010 - $0.63) .

Warrants

At March 31, 2011, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

350,000	$1.00	April 1, 2011
308,000	$1.00	May 19, 2011
188,438	$1.00	August 5, 2011
403,600	$1.50	June 16, 2011
447,800	$1.50	October 19, 2011
150,000	$1.50	December 11, 2011
566,482	$1.33	November 23, 2013

Warrant transactions and the number of warrants outstanding are summarized as follows:

	March 31, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of period	2,439,320	$1.13	1,610,038	$1.13
Issued	—	—	1,209,282	1.42
Exercised	(25,000)	1.50	(380,000)	1.03
Expired	—	—	—	—
Exercisable, end of period	2,414,320	$1.13	2,439,320	$1.29

12.	RELATED PARTY TRANSACTIONS

During the three-month periods ended March 31, 2011 and March 31, 2010, the Company entered into the following transactions with related parties:

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

12.	RELATED PARTY TRANSACTIONS (cont’d…)

	Three months	Three months
	March 31, 2011	March 31, 2010

Consulting fees paid or accrued to officers or their companies	$100,299	$35,271
Directors’ fees	8,605	8,169

Stock option grants to officers and directors	115,000	108,000
Stock option grant price range	$1.95	$1.00

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts
	from the beginning of
	the exploration stage
	on January 1, 2003 to
	March 31, 2011	March 31, 2011	March 31, 2010

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

The significant non-cash transactions during the three month period ended March 31, 2011 were the receipt of 1,000,000 Buccaneer common shares per the 2011 LOI (Note 8) valued at $411,440.

The significant non-cash transaction during the three months ended March 31, 2010 was the conversion of $250,000 of a convertible debenture into 250,000 common shares.

14.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties. Geographic information is as follows:

	March 31, 2011	December 31, 2010

Cash and restricted cash:
Canada	$8,539,032	$9,950,180
Ghana	965,730	365,942
Total cash and restricted cash	9,504,762	10,316,122

Capital assets:
Canada	$8,758	$10,609
Ghana	2,321,037	2,438,679
Total capital assets	2,329,795	2,449,288
Total	$11,834,557	$12,765,410

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2011
(unaudited)

15.	CONTINGENCY AND COMMITMENTS

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

c)

Effective January 1, 2011, the Company entered into a management consulting agreement with the President and Chief Executive Officer whereby the Company will pay CAD$3,000 (USD$3,084) per month for one year for providing 60% of his time in consulting services to the Company.

d)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$3,868 (USD$3,976) per month.

e)

In late 2009, the Government of Ghana announced an increase in the gross overriding royalty (“GOR”) required payable by all mining companies in the country from 3% to 5%. The industry standard remained at 3% due to stability agreements which were in place with a number of companies. From the commencement of gold recovery in July 2010 to September 2010, the Company paid the GOR at 5% and as of October 2010, the Company began to pay the GOR at 3%. As a result of this decision, there is a potential liability of $126,500 related to 2010 activities and a further $128,250 related to 2011 activities. The Company believes it is unlikely that this amount will become payable.

16.	SUBSEQUENT EVENTS

	a)	Subsequent to March 31, 2011, Buccaneer Gold Corp. (formerly Verbina Resources Inc.) paid US$725,000 to the Company related to the 2011 LOI.

b)

An aggregate of 675,000 common stock purchase warrants were converted into 675,000 shares of the Company from April 1, 2011 to May 2011 at exercise prices of $1.00 and $1.50 per share for gross proceeds of $687,500.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the three months ended March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Highlights

  On February 21, 2011, reported 58 metres at 2.46 g/t gold in our Kibi Project.
  Used $812,321 cash in the quarter. Cash of $9,283,801 at March 31, 2011.
  Reported net gold sales in the quarter of $1,021,775 from our company’s share of placer gold operations.
  Completed an agreement for exploration of our Banso and Muoso Projects with Verbina Resources Inc. (name changed to Buccaneer Gold Corp. in April 2011) which allows Buccaneer to explore these projects while our company maintains a 45% interest in the projects.

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

We anticipate that, during 2011, we will spend an aggregate of approximately $6,000,000 comprised of $5,000,000 for exploration expenses in connection with our 2011 Drill Program of our Kibi Project located on the Kibi Gold Belt to identify a potential resource and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses).

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

Trends

In 2010, many commodity and stock market indices experienced historically high levels of volatility in the face of the global economic crisis. Financial market conditions continued to improve during the year as global credit markets started to return to a more normal position, investor confidence improved and most economies experienced positive growth.

During the year, the US dollar was generally in decline, primarily from concerns about the level of US government borrowings and the growing US deficit and from the low interest rates offered on US dollar deposits. The EURO also weakened against the Canadian dollar as a result of low interest rates, concerns about the solvency of certain European economies and the level of sovereign debt in those countries.

Gold price volatility in 2010 remained high with the price reaching a record level of US$1,424 per ounce. During the first quarter of 2011 the gold price continued to increase and to be volatile, reaching a high of $1,447 per ounce in February of the March 2011 quarter and $1,541 per ounce in May 2011 before its recent decline. The average market price for the first quarter of 2011 was $1,402 per ounce and for 2010 was US$1,227 per ounce. The tone for the precious metals market in the remainder of 2011 will depend on whether the US dollar will be supported, and if the central banks will continue to maintain interest rates at low levels to support economic growth. The continued global easing of monetary policy could lead to higher inflation and further US dollar depreciation in the coming years. This dollar depreciation could have a positive impact on gold prices in the future and the long–term upward trend in prices may continue. Conversely, subdued inflation rates and the recovering global economy could put downward pressure on the gold price in the future. Additionally, recent events in North Africa and the Middle East could continue to have a positive effect on the gold price.

Overall, a lower US dollar should lead to higher costs in US dollar terms to identify and explore for gold but could be more than offset by higher gold prices, resulting in greater interest in gold exploration companies. Conversely, if the US dollar strengthens, interest in the gold exploration sector could be reduced.

Summary of Quarterly Results

		Basic and Diluted Income
	Net Income (Loss)	(Loss) Per Share
Three Months Ended	$	$

March 31, 2011	$(431,462)	$(0.01)
December 31, 2010	(1,454,847)	(0.04)
September 30, 2010	(563,501)	(0.02)
June 30, 2010	(886,367)	(0.03)
March 31, 2010	(112,198)	(0.00)
December 31, 2009	(433,872)	(0.01)
September 30, 2009	(425,971)	(0.01)
June 30, 2009	94,337	0.00

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Our company’s loss for the three months ended March 31, 2011 was $431,462 as compared to a net loss of $112,198 for the three months ended March 31, 2010, an increase of $319,264. Increased exploration spending was significantly offset by gold recovery in the comparative quarters while the gain on disposition of equipment in the first quarter of 2011 mostly offset the gains on sale of investment portfolio assets in the first quarter of 2010.

Our company’s basic and diluted loss per share for the three months ended March 31, 2011 was $0.01 compared to net loss of $0.00 per share for the three months ended March 31, 2010. The weighted average number of shares outstanding was 42,964,831 at March 31, 2011 compared to 33,342,096 for the three months ended March 31, 2010. The increase in the weighted average number of shares outstanding can be mostly attributed to the issuance of 8,092,593 shares in the November 2010 placement.

Exploration spending for the three months ended March 31, 2011 was $1,568,978 as compared to $181,904 for the three months ended March 31, 2010, an increase of $1,387,074. Exploration spending in 2011 reflected the funds available from the November 2010 financing while spending in 2010 reflected conservation of cash available at that time.

Exploration work was focused primarily on the Kibi Project in the quarter. We drilled 5,010 metres, trenched approximately 1,010 metres, and submitted 6,932 samples to the lab for assay in the quarter.

General and administrative expense for the three months ended March 31, 2011 was $255,345 as compared to $234,193 for the three months ended March 31, 2010, an increase of $21,152. Most of the 2011 spending reflects travel and promotional spending of $123,347 to attend trade shows and visit our projects. Consulting and director fees were $69,514, including a non-cash stock based compensation expense of $21,311. The balance of the general and administrative expense of $62,844 related to legal, auditor, regulatory and rental fees.

Amortization for the three months ended March 31, 2011 was $30,402 as compared to $10,753 for the three months ended March 31, 2010, an increase of $19,649. We added an excavator, bulldozer and two vehicles to the assets, which increased the comparative expense in 2011.

During the three months ended March 31, 2011, we received 871 ounces of gold from our share of the placer gold operations. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects. Our gold receipts, after royalties, were sold for $1,021,775.

Realized and unrealized investment portfolio losses for the three months ended March 31, 2011 were $19,509 as compared to a gain of $235,484 for the three months ended March 31, 2010, a decrease of $254,993. Most of the unrealized loss in 2011 related to changes in the shares held from December 31, 2010. The decrease in gains in 2011 comparative to 2010 resulted from the sale of much of the investment portfolio during 2010, leaving very little in the account at December 31, 2010.

During the three months ended March 31, 2011, we sold a placer gold recovery plant with book value $27,942 for $288,000 for a net gain of $260,058. Our decision to use local Ghanaian contractors for placer gold operations made the plant a non-core asset to us. Most of the cash received was used to purchase a bulldozer and excavator which we will use in our continuing exploration efforts.

Liquidity and Capital Resources

Our activities, principally the exploration and acquisition of properties for gold and other metals, may be financed through joint ventures or through the completion of equity transactions such as equity offerings and the exercise of stock options and warrants. In November 2010, our company issued 8,092,593 common shares for proceeds of $10.8 million in conjunction with our IPO on to the TSX. We issued 566,482 broker warrants related to the November 2010 financing.

At March 31, 2011, accounts payable and accrued liabilities increased to $540,857 (December 31, 2010 - $517,236), due to general business payables. Our cash and cash equivalents as at March 31, 2011 was sufficient to pay these liabilities.

At March 31, 2011, we had total cash of $9,283,801 (December 31, 2010 - $10,096,122). Working capital as of March 31, 2011 was $9,635,688 (December 31, 2010 - $9,833,381). The decrease in cash mostly reflects exploration and administrative spending net of gold recovery. Proceeds from the sale of equipment were mostly absorbed by the purchase of other equipment.

Subsequent to March 31, 2011, Buccaneer closed its financing and paid us $425,000 which was due as an option fee on our Banso and Muoso concessions and a further $300,000 for exploration work done on these projects to date.

We are an exploration company focused on gold and associated commodities and do not have operating revenues; and therefore, we must utilize our current cash reserves, income from placer gold sales, income from investments, funds obtained from the exercise of stock options and warrants and other financing transactions to maintain our capacity to meet the planned exploration programs, or to fund any further development activities. There is no certainty that future financing will be available to us in the amounts or at the times desired on terms acceptable to us, if at all.

Our common shares, warrants and stock options outstanding as at May 12, 2011, March 31, 2011, and December 31, 2010 were as follows:

	May 12, 2011	March 31, 2011	December 31, 2010
Common shares	43,661,179	42,986,179	42,961,179
Warrants	1,739,320	2,414,320	2,439,320
Stock Options	1,989,000	1,989,000	1,788,000
Fully diluted	47,389,499	47,389,499	47,188,499

As of the date of this report, the full exercise of all warrants and options would raise approximately $4.3 million. Exercise of these warrants and options is not anticipated until the market value of our common shares increases in value.

We remain debt free and our credit and interest rate risk is limited to interest-bearing assets of cash and bank or government guaranteed investment vehicles. Accounts payable and accrued liabilities are short-term and non-interest bearing.

Our liquidity risk with financial instruments is minimal as excess cash is invested with a Canadian financial institution in government-backed securities or bank-backed guaranteed investment certificates.

Our fiscal 2011 budget is approximately $6.0 million as disclosed above under the heading “Plan of Operations”. As of the date of this MD&A, our total cash position is sufficient to meet our current budgetary requirements for 2011. These expenditures are subject to change if management decides to scale back or accelerate operations.

We expect to be adequately capitalized to fund ongoing operations at the current level in the short-term for fiscal 2011. Thereafter from 2012, we will require additional funds from equity sources to maintain the current momentum on our projects.

Recent Capital Raising Transactions

During November 2010, we raised $10.8 million from the issuance of 8,092,593 common shares.

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

Purchase of Significant Equipment

We consider the availability of equipment to conduct our exploration activities. Due to demand from the mining and exploration industry, at this time it is difficult to source resources for exploration work in Ghana, including drills, excavators and bulldozers. We will consider the further acquisition of equipment pieces to allow work to expand on our projects.

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

Cash and cash equivalents

Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

Non-Controlling Interest

Our consolidated financial statements include the accounts of XG Mining (from December 22, 2004). All intercompany accounts and transactions have been eliminated upon consolidation. Our company records a non-controlling interest which reflects the 10% portion of the earnings (loss) of XG Mining allocable to the holders of the non-controlling interest.

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of March 31, 2011, there were 2,414,320 warrants (December 31, 2010 – 2,439,320) and 1,989,000 stock options (December 31, 2010 – 1,788,000) exercisable into common shares (December 31, 2010 – Nil) outstanding, none of which have been included in the weighted average number of common shares outstanding as these were anti-dilutive.

Foreign exchange

Our company’s functional currency is the U.S. dollar. Any monetary assets and liabilities that are in a currency other than the U.S. dollar are translated at the rate prevailing at period end. Revenue and expenses in a foreign currency are translated at rates that approximate those in effect at the time of translation. Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Financial instruments

Our company’s financial instruments consist of cash and cash equivalents, trading securities, receivables, and accounts payable and accrued liabilities. It is our management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. Our company has its cash primarily in government or bank guaranteed deposit certificates or in cash on account at one commercial bank in Toronto, Ontario, Canada.

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

Financial instruments, including cash and cash equivalents, receivables, restricted cash, and accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Investments in trading securities are classified as held for trading, with unrealized gains and losses being recognized in income.

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

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$9,283,801	$9,283,801	$-	$-
Restricted cash	220,961	220,961	-	-
Marketable securities	524,633	524,633	-	-
Total	$10,029,395	$10,029,395	$-	$-

The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2011and December 31, 2010, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for our company). Our company does not expect its adoption to have a material impact on our company's financial reporting and disclosures.

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

Item 4.     CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2010, we hired a Chief Financial Officer. Throughout the fourth quarter of 2010, our Chief Financial Officer began building the accounting and finance team and began putting the necessary procedures and system controls in place to strengthen our internal controls. During the fourth quarter of 2010, we also hired additional staff which allowed us to more effectively implement policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements. These changes specifically addressed our internal control over preparation of the financial statements and implementing a greater level of review and oversight over our internal controls over financial reporting. During the first quarter of 2011 internal control of the financial statement preparation was further strengthened as the compilation of the financial statements by external consultants was terminated and we prepared the statements ourselves. Other than these changes, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended March 31, 2011.

Item 1A.     RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2011.

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

Date: May 12, 2011	XTRA-GOLD RESOURCES CORP.
(Registrant)

	By	/s/ Paul Zyla
Paul Zyla
Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross
Principal Executive Officer