Form 10-Q
period 2011-06-30
XTRA-GOLD RESOURCES CORP
filed 2011-08-11
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at August 10, 2011
Common stock - $0.001 par value	44,212,393

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)
AS AT JUNE 30, 2011 and DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$9,097,834	$10,096,122
Investment in trading securities, at fair value (cost of $521,396 (December 31, 2010 - $78,318)) (Note 4)	441,131	129,141
Receivables and other assets	136,916	125,354
Deposit for equipment (Note 5)	—	—
Total current assets	9,675,881	10,350,617
Restricted cash (Note 10)	220,961	220,000
Equipment (Note 5)	1,477,713	735,426
Deferred financing costs (Note 6)	—	—
Oil and gas investment (Note 7)	—	—
Mineral properties (Note 8)	877,422	1,713,862
TOTAL ASSETS	$12,251,977	$13,019,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$378,345	$517,236
Convertible debentures (Note 9)	—	—
Total current liabilities	378,345	517,236
Asset retirement obligation (Note 10)	163,395	155,395
Total liabilities	541,740	672,631
Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
44,031,229 common shares (December 31, 2010 – 42,961,179 common shares)	44,031	42,961
Additional paid in capital	27,464,219	26,089,803
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(14,176,411)	(12,321,365)
Total Xtra-Gold Resources Corp. stockholders’ equity	11,904,075	12,383,635
Non-controlling interest	(193,838)	(36,361)
Total stockholders’ equity	11,710,237	12,347,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,251,977	$13,019,905

History and organization of the Company (Note 1)
Contingency and commitments (Note 15)
Subsequent events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts
	from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Six Month	Six Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010

EXPENSES
Amortization	$379,996	$49,164	$9,881	$79,566	$20,634
Exploration	17,728,792	1,122,471	255,362	2,691,449	437,269
General and administrative	6,907,517	321,739	485,724	577,084	719,917
Write-off of mineral property	26,000	—	—	—	—
LOSS BEFORE OTHER ITEMS	(25,042,305)	(1,493,374)	(750,967)	(3,348,099)	(1,177,820)

OTHER ITEMS
Foreign exchange gain (loss)	387,346	(271,641)	(38,203)	(164,394)	6,710
Interest expense	(241,936)	—	(642)	—	(1,283)
Realized gains (losses) on sales of trading securities	194,002	—	51,942	—	135,141
Net unrealized gain (loss) on trading securities	(231,853)	(47,481)	(170,586)	(66,990)	(18,301)
Other income	881,059	12,873	10,851	24,223	28,842
Recovery of gold	9,353,038	260,904	—	1,282,679	—
Gain on disposal of property	355,400	—	—	260,058	—
Write-off of investment in trading securities	(25,000)	—	—	—	—
	10,672,056	(45,345)	(146,638)	1,335,576	151,109

Consolidated loss for the period	(14,370,249)	(1,538,719)	(897,605)	(2,012,523)	(1,026,711)

Net (income) loss attributable to non-controlling interest	193,838	115,135	11,238	157,477	28,146
Net loss attributable to Xtra-Gold Resources Corp.	$(14,176,411)	$(1,423,584)	$(886,367)	$(1,855,046)	$(998,565)

Basic and diluted loss attributable to common stockholders per common share		$(0.03)	$(0.03)	$(0.04)	$(0.03)
Basic and diluted weighted average number of common shares outstanding		43,668,909	34,115,817	43,322,266	33,725,082

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts
	from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Six Month	Six Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(14,370,249)	$(1,538,719)	$(897,605)	$(2,012,523)	$(1,026,711)
Items not affecting cash:
Amortization	379,996	49,164	9,881	79,566	20,634
Amortization of deferred finance costs	46,202	—	—	—	1,283
Accretion of asset retirement obligation	32,262	4,000	1,798	8,000	3,596
Shares issued for services	202,365	—	—	—	—
Stock-based compensation	1,578,111	78,111	287,554	99,422	311,629
Unrealized foreign exchange gain (loss)	(434,549)	36,021	21,919	32,460	(17,378)
Realized (gains) losses on sale of trading securities	(194,002)	—	(51,942)	—	(135,141)
Purchase of trading securities (Note 4)	(11,564,690)	—	—	—	—
Proceeds on sale of trading securities	11,916,697	—	373,619	—	1,248,873
Unrealized (gain) loss on trading securities	231,853	47,481	170,586	66,990	18,301
Gain on disposal of property	(355,400)	—	—	(260,058)	—
Write-off of mineral property	26,000	—	—	—	—
Expenses paid by stockholders	2,700	—	—	—	—
Write-off of investment in trading securities	25,000	—	—	—	—
Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(128,541)	231,195	17,013	(11,562)	(1,212)
Increase (decrease) in accounts payable and accrued liabilities	367,654	(162,511)	(84,374)	(138,890)	(63,994)
Increase in due to related party	50,000	—	—	—	—
Net cash provided by (used in) operating activities	(12,188,591)	(1,255,258)	(151,551)	(2,136,595)	359,880

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible
debentures	900,000	—	—	—	—
Deferred financing costs	(46,202)	—	—	—	—
Repurchase of capital stock	(165,000)	—	—	—	(108,000)
Issuance of capital stock, net of financing costs	21,893,300	1,238,564	874,201	1,276,064	974,151
Net cash provided by financing activities	22,582,098	1,238,564	874,201	1,276,064	866,151

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts
	from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Six Month	Six Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010

Continued ...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	$(1,737,969)	$(594,273)	(183,442)	$(849,796)	$(307,523)
Deposit on equipment	(151,506)	—	—	—	—
Restricted cash	(220,961)	—	—	(961)	—
Oil and gas property expenditures	(250,137)	—	—	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—	—	—
Acquisition of subsidiary	(25,000)	—	—	—	—
Option payment received	450,000	425,000	—	425,000	—
Proceeds on disposal of assets	628,390	—	30,000	288,000	30,000
Net cash used in investing activities	(1,295,673)	(169,273)	(153,442)	(137,757)	(277,523)

Change in cash and cash equivalents in the period	9,097,834	(185,967)	569,208	(998,288)	948,508

Cash and cash equivalents, beginning of period	—	9,283,801	1,001,970	10,096,122	622,670

Cash and cash equivalents, end of period	$9,097,834	$9,097,834	$1,571,178	$9,097,834	$1,571,178

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

Continued ...

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Balance, December 31, 2010	42,961,179	$42,961	$26,089,803	$(1,427,764)	$(36,361)	$(12,321,365)	$12,347,274
March, 2011 – Conversion of warrants at $1.50 per share	25,000	25	37,475	—	—	—	37,500
Share issuance costs	—	—	—	—	—	—	—
Stock-based compensation	—	—	21,311	—	—	—	21,311
Loss (income) for the period					(42,342)	(431,462)	(473,804)
Balance, March 31, 2011	42,986,179	$42,986	$26,148,589	$(1,427,764)	$(78,703)	$(12,752,827)	$11,932,281
Conversion of warrants at $1.50 per share	387,050	387	580,177	—	—	—	580,564
Conversion of warrants at $1.00 per share	658,000	658	657,342	—	—	—	658,000
Share issuance costs	—	—	—	—	—	—	—
Stock-based compensation	—	—	78,111	—	—	—	78,111
Loss (income) for the period	—	—	—	—	(115,135)	(1,423,584)	(1,538,719)
Balance, June 30, 2011	44,031,229	$44,031	$27,464,219	$(1,427,764)	$(193,838)	$(14,176,411)	$11,710,237

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $1,423,584 for the three- month period ended June 30, 2011 and has accumulated a deficit during the exploration stage of $14,176,411. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At June 30, 2011, the Company has working capital of $9,297,536, which is sufficient to fund operations for a period greater than twelve months.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Oil and natural gas properties (cont’d )

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of June 30, 2011, there were 1,327,720 warrants (December 31, 2010 – 2,439,320) and 2,097,000 stock options (December 31, 2010 – 1,788,000) outstanding, none of which have been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value of financial assets and liabilities (cont’d )

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$9,097,834	$9,097,834	$—	$—
Restricted cash	220,961	220,961	—	—
Marketable securities	441,131	441,131	—	—
Total	$9,759,926	$9,759,926	$—	$—

The fair values of cash and cash equivalents, restricted cash and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents and restricted cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2011 and December 31, 2010, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

4.	INVESTMENTS IN TRADING SECURITIES

At June 30, 2011, the Company held investments classified as trading securities, which consisted of various equity securities. All trading securities are carried at fair value. As of June 30, 2011, the fair value of trading securities was $441,131 (December 31, 2010 – $129,141).

5.	EQUIPMENT

	June 30, 2011			December 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$5,364	$2,994	$8,358	$4,179	$4,179
Computer equipment	20,274	16,362	3,912	20,274	13,844	6,430
Exploration equipment	1,583,209	224,283	1,358,926	781,126	185,464	595,662
Vehicles	156,788	44,907	111,881	155,325	26,170	129,155
	$1,768,629	$290,916	$1,477,713	$965,083	$229,657	$735,426

As of December 31, 2009, the Company had made a deposit of $151,506 to acquire mining equipment, which was delivered during the year ended December 31, 2010.

6.	DEFERRED FINANCING COSTS

		June 30, 2011	December 31, 2010
Balance, beginning of period	$	Nil	$1,283
Amortization		Nil	(1,283)
Balance, end of period	$	Nil	$—

7.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term. During the year ended December 31, 2010, the Company sold its 18.9% participating interest for $40,000.

8.	MINERAL PROPERTIES

	June 30, 2011	December 31, 2010

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 10)	131,133	131,133
Option payments received	(861,440)	(25,000)
Total	$877,422	$1,713,862

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

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

Banso and Muoso Projects

During the year ended December 31, 2010, the Company made an application to Mincom to convert a single prospecting license (“PL”) securing its interest in the Banso and Muoso Projects located in Ghana to a mining lease covering the lease area of each of these Projects. This application was approved by Mincom who subsequently made recommendation to the Minister of Lands, Forestry and Mines to grant an individual mining lease for each Project. Subsequent to the year ended December 31, 2010, the Government of Ghana granted two mining leases for these Projects dated January 6, 2011. These mining leases grant the Company mining rights to produce gold in the respective lease areas until January 5, 2025 with respect to the Banso Project and until January 5, 2024 with respect to the Muoso Project. These mining leases supersede the PL previously granted to the Company. Among other things, both mining leases require that the Company (i) pay the Government of Ghana a fee of $30,000 in consideration of granting of each lease (paid in the March 2011 quarter); (ii) pay annual ground rent of GH¢260.00 (USD$167) for the Banso Project and GH¢280.00 (USD$180) for the Muoso Project (paid in the March 2011 quarter); and (iii) commence commercial production of gold within two years from the date of the mining leases; and (iv) pay a production royalty to the Government of Ghana.

The Company executed a letter of intent with Verbina Resources Inc. (“Verbina”) on July 21, 2010 whereby Verbina could acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”). On January 21, 2011 the terms of the agreement were adjusted.

Pursuant to the 2011 LOI, Verbina can acquire a 55% legal and beneficial interest in the Company’s interest in the mineral rights of the Concessions upon the following terms whereby Verbina shall (i) provide the Company, by February 28, 2011, with notice of its satisfactory completion of due diligence of the Concessions, provided on January 21, 2011, and receipt of regulatory acceptance by the TSX Venture Exchange of the 2011 LOI, received on February 16, 2011 (the “Effective Date”); (ii) make a cash payment to the Company of $425,000 consisting of $100,000 upon the Effective Date and $325,000 within 90 days of the Effective Date, which payments have been received; (iii) issue 1,000,000 fully paid and non-assessable common shares of Verbina to the Company upon the Effective Date (issued in the March 2011 quarter); (iv) incur a total of $4,425,000 in exploration expenditures on the Concessions within five (5) years of the Effective Date with $500,000 to be incurred in the first year from the Effective Date and $1,000,000 in each year thereafter, except that in the final year the exploration expenditures shall be a minimum of $925,000; and (v) pay to the Company $300,000 in connection with a Versatile Time-domain Electromagnetic (“VTEM”), Magnetic and Radiometric survey to be flown over the Concessions by the Company, which payment shall be credited toward the $500,000 in exploration expenditures referred to above in subparagraph (iv).

A definitive binding option agreement shall be entered into between the Company and Verbina which agreement will require approval from the Minister of Lands, Forestry and Mines.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

8.	MINERAL PROPERTIES (cont’d…)

Banso and Muoso Projects (cont’d…)

The status of each Verbina commitment to the Company in the 2011 LOI is as follows:

Item	Description	Status
(i)	Due diligence completed	Done
	TSX accepts LOI	Done
(ii)	Pay $100,000 to the Company	Done
	Pay a further $325,000 to the Company	Done
(iii)	Issue 1,000,000 Verbina shares to the Company	Done
(iv)	Spend $4,425,000 on the properties over 5 years	In Progress
(v)	Pay $300,000 to the Company for a VTEM survey	Done

The 1,000,000 Verbina shares received were valued at $411,440 at the date of the agreement. This value reduced the mineral properties value on the balance sheet. The shares are included in the investments account on the balance sheet and marked to market at the end of each reporting period. Further cash option payments received reduced the carrying value of the Muoso and Banso properties on the balance sheet.

Option agreement on Edum Banso Project

In October, 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The prospecting license has been renewed for a two year period expiring on July 21, 2013.

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
June 30, 2011

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

10.	ASSET RETIREMENT OBLIGATION

	June 30, 2011	December 31, 2010

Balance, beginning of period	$155,395	$71,906
Increase in obligation	—	76,298
Accretion expense	8,000	7,191
Balance, end of period	$163,395	$155,395

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2010 - $220,000). The obligation was calculated using a credit- adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of $220,000 which has been recorded as restricted cash with accrued interest.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

11.	CAPITAL STOCK (cont’d…)

Private placement (cont’d…)

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

Escrow Shares

A total of (a) 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of June 30, 2011 a total of 133,750 Escrow Shares were held in escrow (December 31, 2010 – 200,625).

Acquisition of subsidiary

Effective December 22, 2004, the Company acquired 90% of the outstanding shares of XG Mining in exchange for 2,698,350 shares of common stock. In connection with this acquisition, 47,000,000 shares owned by two former officers and directors of the Company were returned to treasury and cancelled.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

11.	CAPITAL STOCK (cont’d…)

Stock options

At June 30, 2011, the Company adopted a new 10% rolling stock option plan (the “2011 Plan”) and cancelled the 2005 equity compensation plan. Pursuant to the 2011 Plan, the Company is entitled to grant options and reserve for issuance up to 10% of the shares issued and outstanding shares at the time of grant. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the Compensation Committee who makes recommendation to the board of directors for their approval. The maximum term of options granted cannot exceed 10 years.

Stock options

At June 30, 2011, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

324,000	$0.70	May 1, 2013
540,000	$0.75	May 1, 2013
110,000	$1.00	February 12, 2012
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
270,000	$1.00	May 1, 2013
130,000	$1.05	May 1, 2013
90,000	$1.15	July 1, 2013
56,000	$1.98	February 15, 2011
145,000	$1.95	March 1, 2011
108,000	$1.85	June 10, 2014

Stock option transactions and the number of stock options outstanding are summarized as follows:

	2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	1,788,000	$0.88	972,000	$0.73
Granted	309,000	$1.92	924,000	1.02
Exercised	—	—	—
Cancelled/Expired	—	—	(108,000)	0.70
Outstanding, end of period	2,097,000	$1.03	1,788,000	0.88

Exercisable, end of period	1,639,000	$0.90	1,490,000	0.85

The aggregate intrinsic value for options vested as of June 30, 2011 is approximately $1,398,790 (December 31, 2010 - $1,312,200) and for total options outstanding is approximately $1,534,320 (December 31, 2010 - $2,447,200).

Stock-based compensation

The fair value of stock options granted during the six month period ended June 30, 2011 totaled $365,892 (December 31, 2010 - $594,388) of which at June 30, 2011 the remaining the $303,806 from the 2011 grants and $145,541 from 2010 grants will be expensed in future periods. A total of $99,422 has been included in general and administrative expense for the six month period ended June 30, 2011 (year ended December 31, 2010 - $411,507). During the year ended December 31, 2009, the Company extended the life of previously granted options to May 1, 2013 which resulted in an expense of $468,052 which was included in general and administrative expenses.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

11.	CAPITAL STOCK (cont’d…)

Stock-based compensation (cont’d…)

The following assumptions were used for the Black-Scholes valuation of stock options granted or extended during the periods ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Risk-free interest rate	1.75%	1.73%
Expected life	3 years	3 years
Annualized volatility	95.00%	94.28%
Forfeiture rate	0%	0%
Dividend rate	—	—

The weighted average fair value of options granted was $1.18 (December 31, 2010 - $0.63) .

Warrants

At June 30, 2011, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

188,438	$1.00	August 5, 2011
447,800	$1.50	October 19, 2011
125,000	$1.50	December 11, 2011
566,482	$1.33	November 23, 2012

Warrant transactions and the number of warrants outstanding are summarized as follows:

	June 30, 2011		Dec 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of period	2,439,320	$1.13	1,610,038	$1.13
Issued	—	—	1,209,282	1.42
Exercised	(1,070,050)	1.19	(380,000)	1.03
Expired	(41,550)	1.50	—	—
Exercisable, end of period	1,327,720	$1.07	2,439,320	$1.29

12.	RELATED PARTY TRANSACTIONS

During the six-month periods ended June 30, 2011 and June 30, 2010, the Company entered into the following transactions with related parties:

	Six months	Six months
	June 30, 2011	June 30, 2010

Consulting fees paid or accrued to officers or their companies	$209,899	$115,939
Directors’ fees	17,335	15,799

Stock option grants to officers and directors	223,000	438,000
Stock option grant price range	$1.90	$$1.00

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

12.	RELATED PARTY TRANSACTIONS (cont’d…)

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts
	from the beginning
	of
	the exploration stage
	on January 1, 2003 to	June 30,	Dec 31,
	June 30, 2011	2011	2010

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

There were no significant non-cash transactions during the three-month period ended June 30, 2011. The significant non- cash transactions during the three month period ended March 31, 2011 were the receipt of 1,000,000 Verbina common shares per the 2011 LOI (Note 8), the write off of $27,942 related to an asset sale and the capitalization of $4,000 in mineral properties related to asset retirement costs.

The significant non-cash transactions during the year ended December 31, 2010 included (a) the issuance of 665,282 finder’s warrants with a value of $419,855 in connection with a private placement (Note 11); (b) the conversion of $250,000 of a convertible debenture into 250,000 common shares; (c) capitalization of $76,298 in mineral properties related to asset retirement costs.

14.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	June 30, 2011	Dec 31, 2010

Cash and restricted cash:
Canada	8,972,153	9,950,180
Ghana	346,642	365,942
Total cash and restricted cash	9,318,795	10,316,122
Capital assets:
Canada	6,907	10,609
Ghana	2,348,228	2,438,679
Total capital assets	2,355,135	2,449,288
Total	11,673,930	12,765,410

15.	CONTINGENCY AND COMMITMENTS

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2011

15.	CONTINGENCY AND COMMITMENTS (cont’d…)

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

e)

In late 2009, the Government of Ghana announced an increase in the gross overriding royalty (“GOR”) required payable by all mining companies in the country from 3% to 5%. The industry standard remained at 3% due to stability agreements which were in place with a number of companies. From the commencement of gold recovery in July 2010 to September 2010, the Company paid the GOR at 5% and as of October 2010, the Company began to pay the GOR at 3%. As a result of this decision, there is a potential liability of $84,300 related to 2010 activities and a further $160,187 related to 2011 activities. The Company believes it is unlikely that this amount will become payable.

16.	SUBSEQUENT EVENTS

a)

An aggregate of 181,164 warrants were converted at an exercise price of $1.00 per share for gross proceeds of $181,164. The remaining 7,274 unexercised warrants expired on August 5, 2011 and were subsequently cancelled.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the six months ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Highlights

In May 2011, reported (i) 52 metres at 2.42 g/t gold (May 31); (ii) 50 metres at 1.62 g/t gold (May 31); and (iii) 42 metres at 2.39 g/t gold (May 17) in our Kibi Project.
Used $185,967 cash in the quarter. Cash of $9,097,834 at June 30, 2011.
Reported net gold sales in the quarter of $260,904 from our company’s placer gold operations.

Completed an agreement for exploration of our Banso and Muoso Projects with Verbina Resources Inc. (name changed to Buccaneer Gold Corp. (“Buccaneer”) in April 2011) which allows Buccaneer to explore these projects while our company maintains a 45% interest in the projects.

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

In October 2008, we suspended our operations at our Kwabeng Project while our management considered a more economic and efficient manner in which to extract and process the gold recovered from the mineralized material at this Project. As at the date of this Report, we have not planned to resume operations at our Kwabeng Project. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of placer gold operations at this Project, as noted above; (ii) advance the development of our Kibi Project by continuing to carry out the 2011 Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, during 2011, we will spend an aggregate of approximately $6,000,000comprised of $5,000,000 for exploration expenses in connection with our 2011 Drill Program of our Kibi Project located on the Kibi Gold Belt to identify a potential resource and approximately $1,000,000 for general and administrative expenses (which includes approximately $500,000 in non-cash expenses).

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

Gold price volatility in 2010 remained high with the price reaching a record level of US$1,424 per ounce. During the second quarter of 2011, the gold price continued to increase and to be volatile, reaching a high of $1,552.66 per ounce on June 22, 2011 of the June 2011 quarter. The average market price for the second quarter of 2011 was $1,504.30 per ounce and for 2010 was US$1,195.68 per ounce. The tone for the precious metals market in the remainder of 2011 will depend on whether the US dollar will be supported, and if the central banks will continue to maintain interest rates at low levels to support economic growth. The continued global easing of monetary policy could lead to higher inflation and further US dollar depreciation in the coming years. This dollar depreciation could have a positive impact on gold prices in the future and the long–term upward trend in prices may continue. Conversely, subdued inflation rates and the recovering global economy could put downward pressure on the gold price in the future. Additionally, recent events in North Africa and the Middle East could continue to have a positive effect on the gold price.

Overall, a lower US dollar should lead to higher costs in US dollar terms to identify and explore for gold but could be more than offset by higher gold prices, resulting in greater interest in gold exploration companies. Conversely, if the US dollar strengthens, interest in the gold exploration sector could be reduced.

Summary of Quarterly Results

		Basic and Diluted Income
	Net Income (Loss)	(Loss) Per Share
Three Months Ended	$	$

June 30, 2011	$(1,423,584)	$(0.03)
March 31, 2011	$(431,462)	$(0.01)
December 31, 2010	(1,454,847)	(0.04)
September 30, 2010	(563,501)	(0.02)
June 30, 2010	(886,367)	(0.03)
March 31, 2010	(112,198)	(0.00)
December 31, 2009	(433,872)	(0.01)
September 30, 2009	(425,971)	(0.01)

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Our company’s loss for the three months ended June 30, 2011 was $1,423,584 as compared to a net loss of $886,367 for the three months ended June 30, 2010, an increase of $537,217. We incurred expenses of $1,493,374 in the three months ended June 30, 2011 as compared to $750,967 in the three months ended June 30, 2010, an increase $742,407. The increase in expenses in the three months ended June 30, 2010 can be primarily attributed to an increase in exploration costs to $1,122,471 (2010 - $255,362) resulting from drilling and other exploration activities conducted at our Kibi Project. Increased exploration spending was significantly offset by gold recovery during the quarter. All exploration costs for the three months ended June 30, 2011 were booked as exploration expenses.

General and administrative expenses (“G&A”) of $321,739 for the three months ended June 30, 2011, as compared to $485,724 for the three months ended June 30, 2010 can be primarily attributed to stock-based compensation of $78,111 (2010 - $287,554) expensed with respect to stock options vested during the period, consulting fees, legal, auditor and regulatory filing fees, travel and promotional expenses.

Other items totaled a loss of $45,345 for the three months ended June 30, 2011 compared to a loss of $146,638 for the three months ended June 30, 2010. During the three months ended June 30, 2011, our company had a foreign exchange loss of $271,641 compared to a loss of $38,203 in the three months ended June 30, 2010 which loss can be attributed to currency fluctuations.

Our company’s portfolio of marketable securities had an unrealized loss of $47,481 in the three months ended June 30, 2011 compared to an unrealized loss of $170,586 in the three months ended June 30, 2010 which loss can be attributed to extreme volatility in the public equity markets this reporting period. Other income, primarily derived from interest earned, increased in the three months ended June 30, 2011 to $12,873 as compared to $10,851 in 2010.

Our company’s basic and diluted income (loss) per share for the three months ended June 30, 2011 was ($0.03) compared to $(0.03) per share for the three months ended June 30, 2010. The weighted average number of shares outstanding was 43,668,909 at June 30, 2011 compared to 34,115,817 for the three months ended June 30, 2010. The increase in the weighted average number of shares outstanding can be attributed to the issuance of 8,092,593 shares in the November 2010 placement and the issuance of 1,045,050 shares in connection with the conversion of warrants and finders’ warrants during the second quarter.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Our company’s loss for the six months ended June 30, 2011 was $1,855,046 as compared to a net loss of $998,565 for the six months ended June 30, 2010, an increase of $856,481. Increased exploration spending was significantly offset by gold recovery and a gain on disposition of equipment, especially in the first quarter of 2011. Gold recovery was reduced in the second quarter of 2011 and the investment portfolio posted unrealized losses, mostly from the Buccaneer shares.

Our company’s basic and diluted loss per share for the six months ended June 30, 2011 was $0.04 compared to net loss of $0.03 per share for the six months ended June 30, 2010. The weighted average number of shares outstanding was 43,322,266 at June 30, 2011 compared to 33,725,082 for the six months ended June 30, 2010. The increase in the weighted average number of shares outstanding can be mostly attributed to the issuance of 8,092,593 shares in the November 2010 placement and the issuance of 1,070,050 shares in connection with the conversion of warrants and finders’ warrants during the period.

Exploration spending for the six months ended June 30, 2011 was $2,691,449 as compared to $437,269 for the six months ended June 30, 2010, an increase of $2,254,180. Exploration spending in 2011 reflected the funds available from the November 2010 financing while spending in 2010 reflected conservation of cash available at that time.

Exploration work was focused primarily on the Kibi Project in the six-month period. We drilled 5,175 metres and trenched 795 metres.

General and administrative expense for the six months ended June 30, 2011 was $577,084 as compared to $719,917 for the six months ended June 30, 2010, an decrease of $142,833. Most of the 2011 spending reflects travel and promotional spending of $69,461 to attend trade shows and visit our projects. Consulting and director fees were $116,725, while non-cash stock based compensation expense was $99,422. The balance of the general and administrative expense of $291,476 related to legal, auditor, regulatory and rental fees.

Amortization for the six months ended June 30, 2011 was $79,566 as compared to $20,634 for the six months ended June 30, 2010, an increase of $58,932. We added two excavators, two bulldozer and two vehicles at a purchase cost of $849,796 to the assets, which increased the comparative expense in 2011.

During the six months ended June 30, 2011, we received 1,121 ounces of gold from our share of the placer gold operations. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects. Our gold receipts, after royalties, were sold for $1,282,679.

Unrealized investment portfolio losses for the six months ended June 30, 2011 were $66,990 as compared to an unrealized loss of $18,301 for the six months ended June 30, 2010, an increase of $48,689. Most of the unrealized loss in 2011 related to the 1,000,000 Buccaneer shares received in the first quarter of 2011. The decrease in realized gains in 2011 comparative to 2010 resulted from the sale of much of the investment portfolio during 2010, leaving very little in the account at December 31, 2010.

During the six months ended June 30, 2011, we sold a placer gold recovery plant with book value $27,942 for $288,000 for a net gain of $260,058. Our decision to use local Ghanaian contractors for placer gold operations made the plant a non-core asset to us. Most of the cash received was used to purchase a bulldozer and excavator which we will use in our continuing exploration efforts.

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

At June 30, 2011, accounts payable and accrued liabilities decreased to $378,345 (December 31, 2010 - $517,236), due to general business payables. Our cash and cash equivalents as at June 30, 2011 was sufficient to pay these liabilities.

At June 30, 2011, we had total cash of $9,097,834 (December 31, 2010 - $10,096,122). Working capital as of June 30, 2011 was $9,297,536 (December 31, 2010 - $9,833,381). The decrease in cash mostly reflects exploration and administrative spending net of gold recovery. Proceeds from the sale of equipment were mostly absorbed by the purchase of other equipment.

At June 30, 2011, Buccaneer closed its financing and paid us $425,000 which was due as an option fee on our Banso and Muoso concessions and a further $300,000 for exploration work done on these projects to date.

During the six months ended June 30, 2011, we received $1,276,075 in connection with the conversion of 1,070,050 warrants and finders’ warrants.

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

Our common shares, warrants and stock options outstanding as at August 10, 2011, June 30, 2011, and December 31, 2010 were as follows:

	August 10, 2011	June 30, 2011	December31, 2010
Common shares	44,212,393	44,031,229	42,961,179
Warrants	1,139,282	1,327,720	2,439,320
Stock Options	2,197,000	2,097,000	1,788,000
Fully diluted	47,548,675	47,455,949	47,188,499

As of the date of this report, the full exercise of all warrants and options would raise approximately $3.5 million. Exercise of these warrants and options is not anticipated until the market value of our common shares increases in value.

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

an aggregate production royalty of 2% of the net smelter returns (“NSR”) from all ores, minerals and other products mined and removed from the project is payable to Adom, except if less than 2 million ounces of proven and probable reserved are discovered in or at the Project, then the royalty shall be 1% of the NSR.

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

Cash and cash equivalents

Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of June 30, 2011, there were 1,327,720 warrants (December 31, 2010 – 2,439,320) and 2,097,000 stock options (December 31, 2010 – 1,788,000) exercisable into common shares (December 31, 2010 – Nil) outstanding, none of which have been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$9,097,834	$9,097,834	$—	$—
Restricted cash	220,961	220,961	—	—
Marketable securities	441,131	441,131	—	—
Total	$9,759,926	$9,759,926	$—	$—

The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2011and December 31, 2010, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2010, we hired a Chief Financial Officer. Throughout the fourth quarter of 2010, our Chief Financial Officer began building the accounting and finance team and began putting the necessary procedures and system controls in place to strengthen our internal controls. During the fourth quarter of 2010, we also hired additional staff which allowed us to more effectively implement policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements. These changes specifically addressed our internal control over preparation of the financial statements and implementing a greater level of review and oversight over our internal controls over financial reporting. During the second quarter of 2011, internal control of the financial statement preparation was further strengthened as the compilation of the financial statements by external consultants was terminated and we prepared the statements ourselves. Other than these changes, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended June 30, 2011.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2011.

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

Date: August 12, 2011	XTRA-GOLD RESOURCES CORP.
(Registrant)

	By	/s/ Paul Zyla
Paul Zyla
Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross
Principal Executive Officer