Form 10-Q
period 2011-09-30
XTRA-GOLD RESOURCES CORP
filed 2011-11-10
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2011

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

416 366-4227
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days.

 [ X ] Yes  [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

 [   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at November 10, 2011
Common stock - $0.001 par value	44,556,717

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)
AS AT

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$5,663,876	$10,096,122
Investment in trading securities, at fair value
(cost of $2,285,205 (December 31, 2010 - $78,318)) (Note 4)	2,105,018	129,141
Receivables and other assets	127,643	125,354
Deposit for equipment (Note 5)	—	—
Total current assets	7,896,537	10,350,617
Restricted cash (Note 10)	220,961	220,000
Equipment (Note 5)	1,570,915	735,426
Deferred financing costs (Note 6)	—	—
Oil and gas investment (Note 7)	—	—
Mineral properties (Note 8)	857,422	1,713,862
TOTAL ASSETS	$10,545,835	$13,019,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$410,160	$517,236
Convertible debentures (Note 9)	—	—
Total current liabilities	410,160	517,236
Asset retirement obligation (Note 10)	167,395	155,395

Total liabilities	577,555	672,631
Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
44,237,393 common shares (December 31, 2010 – 42,961,179 common shares)	44,237	42,961
Additional paid in capital	27,874,069	26,089,803
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(16,191,080)	(12,321,365)
Total Xtra-Gold Resources Corp. stockholders’ equity	10,299,462	12,383,635
Non-controlling interest	(331,182)	(36,361)
Total stockholders’ equity	9,968,280	12,347,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,545,835	$13,019,905

History and organization of the Company (Note 1)
Contingency and commitments (Note 15)
Subsequent events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts
	from the
	beginning
	of the
	exploration
	stage on
	Jan. 1, 2003	Three Month	Three Month	Nine Month	Nine Month
	to	Period Ended	Period Ended	Period Ended	Period Ended
	Sept. 30, 2011	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

EXPENSES
Amortization	$442,465	$62,469	$23,640	$142,035	$44,274
Exploration	19,119,838	1,391,046	872,154	4,082,495	1,309,423
General and administrative	7,281,797	374,280	370,515	951,364	1,090,432
Write-off of mineral property	26,000	—	—	—	—
LOSS BEFORE OTHER ITEMS	(26,870,100)	(1,827,795)	(1,266,309)	(5,175,894)	(2,444,129)

OTHER ITEMS
Foreign exchange gain (loss)	123,232	(263,026)	14,345	(427,420)	21,055
Interest expense	(241,936)	—	—	—	(1,283)
Realized gains (losses) on sales of trading securities	194,002	—	34,398	—	169,539
Net unrealized gain (loss) on trading securities	(342,795)	(110,942)	(59,557)	(177,932)	(77,858)
Other income (expense)	875,415	(5,644)	4,169	18,579	33,011
Recovery of gold	9,408,432	55,394	733,391	1,338,073	733,391
Gain on disposal of property	356,488	—	—	260,058	—
Write-off of investment in trading securities	(25,000)	—	—	—	—
	10,347,838	(324,218)	726,746	1,011,358	877,855

Consolidated loss for the period	(16,522,262)	(2,152,013)	(539,563)	(4,164,536)	(1,566,274)

Net (income) loss attributable to non-controlling interest	331,182	137,344	(23,938)	294,821	4,208
Net loss attributable to Xtra-Gold Resources Corp.	$(16,191,080)	$(2,014,669)	$(563,501)	$(3,869,715)	$(1,562,066)

Basic and diluted loss attributable to common stockholders per common share		$(0.05)	$(0.02)	$(0.09)	$(0.05)

Basic and diluted weighted average number of common shares outstanding		43,964,595	34,625,543	43,600,303	34,031,604

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts
	from the
	beginning
	of the
	exploration
	stage on
	Jan. 1, 2003	Three Month	Three Month	Nine Month	Nine Month
	to	Period Ended	Period Ended	Period Ended	Period Ended
	Sept. 30, 2011	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(16,522,262)	$(2,152,013)	$(539,563)	$(4,164,536)	$(1,566,274)
Items not affecting cash:
Amortization	442,465	62,469	23,640	142,035	44,274
Amortization of deferred finance costs	46,202	—	—	—	1,283
Accretion of asset retirement obligation	36,262	4,000	1,797	12,000	5,393
Shares issued for services	202,365	—	—	—	—
Option payments in excess of mineral property carrying value (Note 8)	(340,000)	(340,000)	—	(340,000)	—
Stock-based compensation	1,769,492	191,381	19,757	290,803	331,386
Unrealized foreign exchange gain (loss)	(454,480)	(21,019)	(6,921)	11,441	(24,299)
Realized (gains) losses on sale of trading securities	(194,002)	—	(34,398)	—	(169,539)
Purchase of trading securities	(13,058,499)	(1,493,809)	—	(1,493,809)	—
Proceeds on sale of trading securities	11,916,697	—	488,880	—	1,737,753
Unrealized (gain) loss on trading securities	342,795	110,942	59,557	177,932	77,858
Gain on disposal of property	(356,488)	—	—	(260,058)	—
Write-off of mineral property	26,000	—	—	—	—
Expenses paid by stockholders	2,700	—	—	—	—
Write-off of investment in trading securities	25,000	—	—	—	—
Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(119,268)	9,273	(1,749)	(2,289)	(2,961)
Increase (decrease) in accounts payable and accrued liabilities	399,468	31,814	(335)	(107,076)	(64,329)
Increase in due to related party	50,000	—	—	—	—
Net cash provided by (used in) operating activities	(15,785,553)	(3,596,962)	10,665	(5,733,557)	370,545

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts
	from the
	beginning
	of the
	exploration
	stage on
	Jan. 1, 2003	Three Month	Three Month	Nine Month	Nine Month
	to	Period Ended	Period Ended	Period Ended	Period Ended
	Sept. 30, 2011	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

Continued

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—	—	—
Deferred financing costs	(46,202)	—	—	—	—
Repurchase of capital stock	(165,000)	—	—	—	(108,000)
Issuance of capital stock, net of financing costs	22,111,975	218,675	333,701	1,494,739	1,307,852
Net cash provided by financing activities	22,800,773	218,675	333,701	1,494,739	1,199,852

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	$(1,893,640)	$(155,671)	—	$(1,005,467)	$(307,523)
Deposit on equipment	(151,506)	—	—	—	—
Restricted cash	(220,961)	—	—	(961)	—
Oil and gas property expenditures	(250,137)	—	—	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—	—	—
Acquisition of subsidiary	(25,000)	—	—	—	—
Option payment received	550,000	100,000	—	525,000	—
Proceeds on disposal of assets	628,390	—	—	288,000	30,000
Net cash used in investing activities	(1,351,344)	(55,671)	—	(193,428)	(277,523)

Change in cash and cash equivalents in the period	5,663,876	(3,433,958)	344,366	(4,432,246)	1,292,874

Cash and cash equivalents, beginning of period	—	9,097,834	1,571,178	10,096,122	622,670

Cash and cash equivalents, end of period	$5,663,876	$5,663,876	$1,915,544	$5,663,876	$1,915,544

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Balance, December 31, 2009	33,231,477	$33,231	$14,771,222	$(1,427,764)	$(76,629)	$(9,304,452)	$3,995,608

February, 2010 – Conversion of debenture at $1.00 per share	250,000	250	249,750	—	—	—	250,000

March, 2010 – Repurchase and cancellation of shares at $1.33 per share	(80,891)	(80)	(107,920)	—	—	—	(108,000)

April, 2010 – Private placement at $1.00 per unit	838,000	838	837,162	—	—	—	838,000

June, 2010 – Private placement at $1.00 per unit	250,000	250	249,750	—	—	—	250,000

August, 2010 – Conversion of warrants at $1.00 per share	360,000	360	359,640	—	—	—	360,000

November, 2010 – Initial public offering at CAD$1.35 (USD$1.33) per share	8,092,593	8,092	10,744,621	—	—	—	10,752,713

December, 2010 – Conversion of warrants at $1.50 per share	20,000	20	29,980	—	—	—	30,000

Share issuance costs	—	—	(1,455,909)	—	—	—	(1,455,909)

Stock-based compensation	—	—	411,507	—	—	—	411,507

Loss (income) for the year	—	—	—	—	40,268	(3,016,913)	(2,976,645)

Balance, December 31, 2010	42,961,179	$42,961	$26,089,803	$(1,427,764)	$(36,361)	$(12,321,365)	$12,347,274

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

Continued
	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Balance, December 31, 2010	42,961,179	$42,961	$26,089,803	$(1,427,764)	$(36,361)	$(12,321,365)	$12,347,274
Conversion of warrants at $1.50 per share	437,050	437	655,138	—	—	—	655,575
Conversion of warrants at $1.00 per share	839,164	839	838,325	—	—	—	839,164
Share issuance costs	—	—	—	—	—	—	—
Stock-based compensation	—	—	290,803	—	—	—	290,803
Loss (income) for the period	—	—	—	—	(294,821)	(3,869,715)	(4,164,536)
Balance, September 30, 2011	44,237,393	$44,237	$27,874,069	$(1,427,764)	$(331,182)	$(16,191,080)	$9,628,280

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Silverwing Systems Corporation (the “Company”), a Nevada corporation, was incorporated on September 1, 1998. On June 23, 1999, the Company completed the acquisition of Advertain On-Line Canada Inc. (“Advertain Canada”), a Canadian company operating in Vancouver, British Columbia, Canada. The Company changed its name to Advertain On-Line Inc. (“Advertain”) on August 19, 1999. Advertain Canada’s business was the operation of a website, “Advertain.com”, whose primary purpose was to distribute entertainment advertising on the Internet.

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

The Company is in the exploration stage with respect to its resource properties, incurred a loss of $2,014,669 for the three- month period ended September 30, 2011 and has accumulated a deficit during the exploration stage of $16,191,080. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At September 30, 2011, the Company has working capital of $7,486,377, which is sufficient to fund operations for a period greater than twelve months.

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
September 30, 2011

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

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

Oil and natural gas properties

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all costs associated with the acquisition of, exploration for, and development of, oil and gas reserves, are capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, costs of drilling productive wells, and overhead expenses directly related to these activities.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

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

Equipment

Equipment is recorded at cost and is being amortized over its estimated useful life using the declining balance method at the following annual rates:

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
September 30, 2011

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

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock- based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non- employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

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
September 30, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of September 30, 2011, there were 1,114,282 warrants (December 31, 2010 – 2,439,320) and 2,067,000 stock options (December 31, 2010 – 1,788,000) outstanding, none of which have been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trading securities, receivables, restricted cash, accounts payable and accrued liabilities and convertible debentures. It is Management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in government or bank guaranteed deposit certificates or in financial institutions in Toronto, Ontario, Canada.

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

Financial instruments, including cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities and convertible debentures are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Investments in trading securities are classified as held-for-trading, with unrealized gains and losses being recognized in income.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value of financial assets and liabilities (cont’d )

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$5,663,876	$5,663,876	$—	$—
Restricted cash	220,961	220,961	—	—
Marketable securities	2,105,018	2,105,018	—	—
Total	$7,989,855	$7,989,855	$—	$—

The fair values of cash and cash equivalents, restricted cash and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents and restricted cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2011 and December 31, 2010, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

4.	INVESTMENTS IN TRADING SECURITIES

At September 30, 2011, the Company held investments classified as trading securities, which consisted of various equity and money market securities. All trading securities are carried at fair value. As of September 30, 2011, the fair value of trading securities was $2,105,018 (December 31, 2010 – $129,141).

5.	EQUIPMENT

		September 30, 2011			December 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$5,956	$2,402	$8,358	$4,179	$4,179
Computer equipment	20,274	17,621	2,653	20,274	13,844	6,430
Exploration equipment	1,604,960	272,470	1,332,490	781,126	185,464	595,662
Vehicles	290,708	57,338	233,370	155,325	26,170	129,155
	$1,924,300	$353,385	$1,570,915	$965,083	$229,657	$735,426

As of December 31, 2009, the Company had made a deposit of $151,506 to acquire mining equipment, which was delivered during the year ended December 31, 2010.

6.	DEFERRED FINANCING COSTS
			September 30, 2011	December 31, 2010
	Balance, beginning of period	$	Nil	$1,283
	Amortization		Nil	(1,283)
	Balance, end of period	$	Nil	$—

7.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term. During the year ended December 31, 2010, the Company sold its 18.9% participating interest for $40,000.

8.	MINERAL PROPERTIES

	September 30, 2011	December 31, 2010

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation	131,133	131,133
Option payments received	(881,440)	(25,000)
Total	$857,422	$1,713,862

XTRA-GOLD RESOURCES CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

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

The Company executed a letter of intent (“LOI”) with Buccaneer Gold Corp. (“Buccaneer”), formerly Verbina Resources Inc., on July 21, 2010 whereby Buccaneer could acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”). On January 21, 2011 the terms of the agreement were adjusted.

Pursuant to the 2011 LOI, Buccaneer can acquire a 55% legal and beneficial interest in the Company’s interest in the mineral rights of the Concessions upon the following terms whereby Buccaneer shall (i) provide the Company, by February 28, 2011, with notice of its satisfactory completion of due diligence of the Concessions, provided on January 21, 2011, and receipt of regulatory acceptance by the TSX Venture Exchange of the 2011 LOI, received on February 16, 2011 (the “Effective Date”); (ii) make a cash payment to the Company of $425,000 consisting of $100,000 upon the Effective Date and $325,000 within 90 days of the Effective Date, which payments have been received; (iii) issue 1,000,000 fully paid and non-assessable common shares of Buccaneer to the Company upon the Effective Date (issued in the March 2011 quarter); (iv) incur a total of $4,425,000 in exploration expenditures on the Concessions within five (5) years of the Effective Date with $500,000 to be incurred in the first year from the Effective Date and $1,000,000 in each year thereafter, except that in the final year the exploration expenditures shall be a minimum of $925,000; and (v) pay to the Company $300,000 in connection with a Versatile Time-domain Electromagnetic (“VTEM”), Magnetic and Radiometric survey to be flown over the Concessions by the Company, which payment shall be credited toward the $500,000 in exploration expenditures referred to above in subparagraph (iv).

A definitive binding option agreement shall be entered into between the Company and Buccaneer. This agreement will require approval from the Minister of Lands, Forestry and Mines.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

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

The 1,000,000 Buccaneer shares received were valued at $411,440 at the date of the agreement. This value reduced the mineral properties value on the balance sheet. The shares are included in the investments account on the balance sheet and marked to market at the end of each reporting period. Further cash option payments received reduced the carrying value of the Muoso and Banso properties on the balance sheet.

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

The consideration paid for the Option Agreement was $15,000 with additional payments of $5,000 to be paid on the anniversary date of the Option Agreement in each year during the term; which term has been extended to November 11, 2013. Upon the commencement of gold production, an additional $200,000 is to be paid, unless proven and probable reserves are less than 2,000,000 ounces, in which case the payment shall be reduced to $100,000.

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

During August 2011, the Company assigned its interest in the Edum Banso Project to Norman Cay Development Inc. (“NCD”) for cash of US$125,000, 1,000,000 NCD shares, valued at US$260,000 and an option payment of US$135,000 payable in six months from the date of assignment of the option interest. If NCD does not exercise its six-month option the Project reverts to the Company. Of the payments received, US$20,000 reduced the carrying value of the Edum Banso Project on the balance sheet and the balance reduced exploration spending in the third quarter of 2011.

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
September 30, 2011

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

10.	ASSET RETIREMENT OBLIGATION

	September 30, 2011	December 31, 2010

Balance, beginning of period	$155,395	$71,906
Increase in obligation	—	76,298
Accretion expense	12,000	7,191
Balance, end of period	$167,395	$155,395

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2010 - $220,000). The obligation was calculated using a credit-adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of $220,000 which has been recorded as restricted cash with accrued interest ($220,961 at September 30, 2011).

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

Issuance of shares for services

In December 2008, an aggregate of 131,243 common shares were issued to three vendors of the Company’s subsidiary, XG Mining, to settle outstanding accounts for services at a value of $1.50 per share.

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

XTRA-GOLD RESOURCES CORP.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

11.	CAPITAL STOCK (cont’d…)

Private placements (cont’d…)

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

Escrow Shares

A total of (a) 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of September 30, 2011 a total of 133,750 Escrow Shares were held in escrow (December 31, 2010 – 200,625).

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
September 30, 2011

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

Stock options

At September 30, 2011, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date

324,000	$0.70	May 1, 2013
540,000	$0.75	May 1, 2013
110,000	$1.00	February 15, 2012
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
270,000	$1.00	May 1, 2013
90,000	$1.15	July 1, 2013
108,000	$1.85	June 10, 2014
100,000	$1.85	July 1, 2014
145,000	$1.95	March 1, 2014
56,000	$1.98	February 15, 2013

Stock option transactions and the number of stock options outstanding are summarized as follows:

	September 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	1,788,000	$0.88	972,000	$0.73
Granted	409,000	1.90	924,000	1.02
Exercised	—	—	—
Cancelled/Expired	(130,000)	1.05	(108,000)	0.70

Outstanding, end of period	2,067,000	$1.07	1,788,000	0.88

Exercisable, end of period	1,640,500	$0.97	1,490,000	0.85

The aggregate intrinsic value for options vested as of September 30, 2011 is approximately $1,179,764 (December 31, 2010 -$1,312,200) and for total options outstanding is approximately $1,289,669 (December 31, 2010 - $2,447,200).

Stock-based compensation

The fair value of stock options granted during the nine month period ended September 30, 2011 totaled $477,193 (December 31, 2010 - $594,388) of which at September 30, 2011 the remaining $247,632 from the 2011 grants and $121,635 from 2010 grants will be expensed in future periods. A total of $290,803 has been included in general and administrative expenses for the nine month period ended September 30, 2011 (year ended December 31, 2010 - $411,507). During the year ended December 31, 2009, the Company extended the life of previously granted options to May 1, 2013 which resulted in an expense of $468,052 which was included in general and administrative expenses.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

11.	CAPITAL STOCK (cont’d…)

Stock-based compensation (cont’d…)

The following assumptions were used for the Black-Scholes valuation of stock options granted or extended during the periods ended September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Risk-free interest rate	1.75%	1.73%
Expected life	3 years	3 years
Annualized volatility	95.00%	94.28%
Forfeiture rate	0%	0%
Dividend rate	—	—

The weighted average fair value of options granted was $1.17 (December 31, 2010 - $0.63) .

Warrants

At September 30, 2011, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
422,800	$1.50	October 19, 2011
125,000	$1.50	December 11, 2011
566,482	$1.33	November 23, 2012

Warrant transactions and the number of warrants outstanding are summarized as follows:

	September 30, 2011		December 31, 2010
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of period	2,439,320	$1.29	1,610,038	$1.13
Issued	—	—	1,209,282	1.42
Exercised	(1,276,214)	1.17	(380,000)	1.03
Expired	(48,824)	1.43	—	—
Exercisable, end of period	1,114,282	$1.41	2,439,320	$1.29

12.	RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2011 and September 30, 2010, the Company entered into the following transactions with related parties:

	Nine months	Nine months
	September 30, 2011	September 30, 2010

Consulting fees paid or accrued to officers or their companies	$300,577	$166,246
Directors’ fees	25,970	24,030

Stock option grants to officers and directors	223,000	1,392,000
Stock option grant price range	$1.90	$0.84

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

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

	Cumulative amounts
	from the beginning of
	the exploration stage
	on January 1, 2003 to
	September 30, 2011	September 30, 2011	December 31, 2010

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

During the three month period ended September 30, 2011), the company recorded the non-cash receipt of 1,000,000 NCD shares (Note 8). The significant non-cash transactions during the nine month period ended September 30, 2011 were the receipt of 1,000,000 Buccaneer common shares per the 2011 LOI (Note 8), the receipt of 1,000,000 NCD shares (Note 8), and the write off of $27,942 related to an asset sale.

The significant non-cash transactions during the year ended December 31, 2010 included (a) the issuance of 665,282 finder’s warrants with a value of $419,855 in connection with a private placement (Note 11); (b) the conversion of $250,000 of a convertible debenture into 250,000 common shares; and (c) capitalization of $76,298 in mineral properties related to asset retirement costs.

14.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	September 30, 2011	December 31, 2010

Cash and restricted cash:
Canada	$5,532,306	$9,950,180
Ghana	352,531	365,942
Total cash and restricted cash	$5,884,837	$10,316,122
Capital assets:
Canada	5,055	10,609
Ghana	1,565,860	2,438,679
Total capital assets	$1,570,915	$2,449,288
Total	$7,455,752	$12,765,410

15.	CONTINGENCY AND COMMITMENTS

a)

The Company entered into a management consulting agreement with the Vice President, Exploration, which extends from March 1, 2011 to March 1, 2014, whereby the Company will pay CAD$12,500 (USD$12,103) per month for the three year term for providing the majority of his time in consulting services to the Company. In the event of termination, without cause, the Company will be required to pay CAD$10,000 (USD$9,682) for each month of early termination.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2011

15.	CONTINGENCY AND COMMITMENTS (cont’d…)

b)

The Company entered into a renewal of the consulting agreement with Brokton International Ltd. (“Brokton”), a company controlled by the General Manager of the Company’s Ghana Operations. Brokton is to be paid $10,000 per month for fiscal 2011.

c)

Effective January 1, 2011, the Company entered into a management consulting agreement with the President and Chief Executive Officer whereby the Company will pay CAD$3,000 (USD$2,905) per month for one year for providing 60% of his time in consulting services to the Company.

d)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$4,317 (USD$4,300) per month.

e)

In late 2009, the Government of Ghana announced an increase in the gross overriding royalty (“GOR”) required payable by all mining companies in the country from 3% to 5%. The industry standard remained at 3% due to stability agreements which were in place with a number of companies. From the commencement of gold recovery in July 2010 to September 2010, the Company paid the GOR at 5% and as of October 2010, the Company began to pay the GOR at 3% until July 1, 2011 when the Company again paid the royalty at 5%. As a result of this decision, there is a potential liability of $84,300 related to 2010 activities and a further $119,975 related to 2011 activities. The Company believes it is unlikely that this amount will become payable.

16.	SUBSEQUENT EVENTS

a)

An aggregate of 314,324 warrants and finder’s warrants were converted at an exercise price of $1.50 per share for gross proceeds of $471,486. The remaining 193,476 unexercised warrants and finder’s warrants expired on October 19, 2011 and were subsequently cancelled.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the nine months ended September 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Highlights

  In August 2011, reported (i) 38 metres at 2.62 g/t gold; (ii) 16 metres at 2.25 g/t gold; (iii) 32 metres at 2.41 g/t gold; and 16 metres at 4.88 g/t gold in our Kibi Project.

  Used $3,433,958 cash in the quarter, including the purchase of $1,493,809 of trading securities. Cash of $5,663,876 at September 30, 2011.

  Reported net gold sales in the quarter of $55,394 from our company’s placer gold operations.

  Completed an assignment of our Edun Banso Project with Norman Cay Development Inc. (“NCD”) in September 2011 for $125,000 cash, 1,000,000 NCD shares and a six-month option payment for $135,000.

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

During the year, the US dollar was generally in decline, primarily from concerns about the level of US government borrowings and the growing US deficit and from the low interest rates offered on US dollar deposits. The EURO also weakened against the Canadian dollar as a result of low interest rates, concerns about the solvency of certain European economies and the level of sovereign debt in those countries. During the third quarter of 2011 the US dollar rallied against the Canadian dollar as compared to results in the first six months of 2011.

Gold price volatility in 2010 remained high with the price reaching a record level of US$1,424 per ounce. During the third quarter of 2011, the gold price continued to increase and to be volatile, reaching a high of $1,895.00 per ounce on September 4, 2011 of the September 2011 quarter. The average market price for the third quarter of 2011 was $1,700.16 per ounce and for 2010 was US$1,262.50 per ounce. The tone for the precious metals market in the near future will depend on whether the US dollar will be supported, and if the central banks will continue to maintain interest rates at low levels to support economic growth. The continued global easing of monetary policy could lead to higher inflation and further US dollar depreciation in the coming years. This dollar depreciation could have a positive impact on gold prices in the future and the long–term upward trend in prices may continue. Conversely, subdued inflation rates and the recovering global economy could put downward pressure on the gold price in the future. Additionally, recent events in Europe could continue to have a positive effect on the gold price.

Overall, a lower US dollar should lead to higher costs in US dollar terms to identify and explore for gold but could be more than offset by higher gold prices, resulting in greater interest in gold exploration companies. Conversely, if the US dollar strengthens, interest in the gold exploration sector could be reduced.

Summary of Quarterly Results

		Basic and Diluted Income
	Net Income (Loss)	(Loss) Per Share
Three Months Ended	$	$

September 30, 2011	$(2,014,669)	$(0.05)
June 30, 2011	(1,423,584)	(0.03)
March 31, 2011	(431,462)	(0.01)
December 31, 2010	(1,454,847)	(0.04)
September 30, 2010	(563,501)	(0.02)
June 30, 2010	(886,367)	(0.03)
March 31, 2010	(112,198)	(0.00)
December 31, 2009	(433,872)	(0.01)
September 30, 2009	(425,971)	(0.01)

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Our company’s loss for the three months ended September 30, 2011 was $2,014,669 as compared to a net loss of $563,501 for the three months ended September 30, 2010, an increase of $1,451,168.

Our company’s basic and diluted income (loss) per share for the three months ended September 30, 2011 was ($0.05) compared to $(0.02) per share for the three months ended September 30, 2010. The weighted average number of shares outstanding was 43,964,595 at September 30, 2011 compared to 34,625,543 for the three months ended September 30, 2010. The increase in the weighted average number of shares outstanding can be attributed to the issuance of 8,092,593 shares in the November 2010 placement, 1,045,050 shares in connection with the conversion of warrants and finders’ warrants during the second quarter, and 206,164 shares in connection with the conversion of warrants during the third quarter.

We incurred expenses of $1,827,795 in the three months ended September 30, 2011 as compared to $1,266,309 in the three months ended September 30, 2010, an increase $561,486. The increase in expenses in the three months ended September 30, 2011 can be primarily attributed to an increase of $518,892 in exploration costs to $1,391,046 (2010 - $872,154) resulting from drilling and other exploration activities conducted at our Kibi Project. All exploration costs for the three months ended September 30, 2011 were booked as exploration expenses. The September 2011 exploration expenses were reduced by $80,000 for NCD cash received and by a non-cash balance of $260,000 related to shares received upon assignment of the Edum Banso Project. General and administrative expenses (“G&A”) of $374,280 for the three months ended September 30, 2011, as compared to $370,515 for the three months ended September 30, 2010 can be primarily attributed to stock-based compensation of $191,381 in 2011 (2010 - $19,757) expensed with respect to stock options vested during the period. The 2010 G&A costs reflect legal, regulatory and marketing costs associated with the Toronto listing of the company’s shares. Other G&A costs included consulting fees, legal, auditor and regulatory filing fees, travel and promotional expenses.

Exploration results from the third quarter of 2011 included drilling of 6,171metres, trenching 255 metres, while 6,896 drill assays and 1,776 trenching assays were received from the lab.

Other items totaled a loss of $334,218 for the three months ended September 30, 2011 compared to a gain of $726,746 for the three months ended September 30, 2010. During the three months ended September 30, 2011, our company had a foreign exchange loss of $263,026 compared to a gain of $14,345 in the three months ended September 30, 2010 which loss can be attributed to a stronger US dollar in the quarter. Gold recovery during the three months ended September 30, 2011 was $55,394 as compared to $733,391 for the three months ended September 30, 2010 as efforts in the 2011 quarter were focused on land remediation rather than production. Our company’s portfolio of marketable securities had an unrealized loss of $110,942 in the three months ended September 30, 2011 compared to an unrealized loss of $59,557 in the three months ended September 30, 2010 which loss can be attributed to extreme volatility in the public equity markets this reporting period. The company sold no securities in the three months ended September 30, 2011 compared to a gain of $34,398 from the sale of securities in the three months ended September 30, 2010. Other income, primarily derived from interest earned and other miscellaneous items reported a loss of $5,644 in the three months ended September 30, 2011 as compared to a gain of $4,169 in the three months ended September 30, 2010.

During the September 2011 quarter, the company assigned its interest in the Edum Banso Project to NCD for cash payments of $125,000 ($25,000 in December 2010, $100,000 in the September quarter), 1,000,000 NCD shares (valued at $260,000 on the date received), and a six-month option payment of $135,000. In the event NCD does not exercise its option the Project reverts back to the company. The value of the cash and shares ($385,000) reduced the carrying value of the mineral properties on the September 30, 2011 balance sheet by $20,000 with the balance of $365,000 reducing exploration expense in the quarter.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Our company’s loss for the nine months ended September 30, 2011 was $3,869,715 as compared to a net loss of $1,562,066 for the nine months ended September 30, 2010, an increase of $2,307,649. Increased exploration spending was significantly offset by gold recovery and a gain on disposition of equipment, especially in the first quarter of 2011. Gold recovery was reduced in the second and third quarters of 2011 and the investment portfolio posted unrealized losses from shares held.

Our company’s basic and diluted loss per share for the nine months ended September 30, 2011 was $0.09 compared to net loss of $0.05 per share for the nine months ended September 30, 2010. The weighted average number of shares outstanding was 43,600,303 for the nine months ended September 30, 2011 compared to 34,031,604 for the nine months ended September 30, 2010. The increase in the weighted average number of shares outstanding can be mostly attributed to the issuance of 8,092,593 shares in the November 2010 placement and the issuance of 1,276,214 shares in connection with the conversion of warrants and finders’ warrants during the 2011 period.

We incurred expenses of $5,175,894 in the nine months ended September 30, 2011 as compared to $2,444,129 in the nine months ended September 30, 2010, an increase $2,731,765. The increase in expenses in the nine months ended September 30, 2011 can be primarily attributed to an increase of $2,773,072 in exploration costs to $4,082,495 (2010 - $1,309,423) resulting from drilling and other exploration activities conducted at our Kibi Project. The year to date 2011 exploration expenses were reduced by $80,000 for NCD cash received and by a non-cash balance of $260,000 related to shares received upon assignment of the Edum Banso Project. All exploration costs for the nine months ended September 30, 2011 were booked as exploration expenses. General and administrative expenses (“G&A”) of $951,352 for the nine months ended September 30, 2011, as compared to $1,090,432 for the nine months ended September 30, 2010 can be primarily attributed to the legal, regulatory and marketing costs associated with the Toronto listing of the company’s shares. Stock-based compensation, a non-cash component of G&A, was $290,803 in 2011 (2010 -$331,386), representing the expense with respect to stock options vested during the period.

Other G&A costs included consulting fees, legal, auditor and regulatory filing fees, travel and promotional expenses. Amortization for the nine months ended September 30, 2011 was $142,035 as compared to $44,274 for the nine months ended September 30, 2010, an increase of $97,761. We added two excavators, two bulldozer and two vehicles at a purchase cost of $1,005,467 to the assets, which increased the comparative amortization expense in 2011.

Exploration work was focused primarily on the Kibi Project in the nine-month period. Exploration spending in 2011 reflected the funds available from the November 2010 financing while spending in 2010 reflected conservation of cash available at that time.

Other items totaled a gain of $1,011,358 for the nine months ended September 30, 2011 compared to a gain of $877,855 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, our company had a foreign exchange loss of $427,420 compared to a gain of $21,055 in the nine months ended September 30, 2010 which loss can be attributed to a stronger US dollar in the quarter, especially in the third quarter of 2011. Gold recovery during the nine months ended September 30, 2011 was $1,338,073 as compared to $733,391 for the three months ended September 30, 2010. Gold recovery efforts in the second and third quarter of 2011 were focused on land remediation rather than production while the 2010 results reflected a startup of gold recovery efforts in the third quarter of 2010. Our company’s portfolio of marketable securities had an unrealized loss of $177,932 in the nine months ended September 30, 2011 compared to an unrealized loss of $77,858 in the nine months ended September 30, 2010 which loss can be attributed to extreme volatility in the public equity markets this reporting period. The company sold no securities in the nine months ended September 30, 2011 compared to a gain of $169,539 from the sale of securities in the nine months ended September 30, 2010. Other income, primarily derived from interest earned and other miscellaneous items reported a gain of $18,579 in the nine months ended September 30, 2011 as compared to a gain of $33,011 in 2010. During the nine months ended September 30, 2011, we sold a placer gold recovery plant with book value $27,942 for $288,000 for a net gain of $260,058. Our decision to use local Ghanaian contractors for placer gold operations made the plant a non-core asset to us. Most of the cash received was used to purchase a bulldozer and excavator which we will use in our continuing exploration efforts.

During the nine months ended September 30, 2011, we received 1,213 ounces of gold from our share of the placer gold operations. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects.

During the first half of 2011, the company granted Buccaneer Gold Corp. (“Buccaneer”) a 55% interest in the Banso and Muoso Projects on completion of certain payments over a five-year period. The value of the cash option payments ($425,000) and shares ($411,440) received to date reduced the carrying value of the mineral properties on the September 30, 2011 balance sheet and a further $300,000 cash payment reduced exploration spending during 2011. During the September 2011 quarter the company assigned its interest in the Edum Banso Project to NCD and reduced the carrying value of the mineral properties on the September 30, 2011 balance sheet by $20,000 for cash and reduced the exploration expense by $340,000 for cash and shares received.

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

At September 30, 2011, accounts payable and accrued liabilities decreased to $410,160 (December 31, 2010 - $517,236), due to general business payables. Our cash and cash equivalents as at September 30, 2011 were sufficient to pay these liabilities.

At September 30, 2011, we had total cash of $5,663,876 (December 31, 2010 - $10,096,122). Working capital as of September 30, 2011 was $7,486,377 (December 31, 2010 - $9,833,381). The decrease in cash mostly reflects exploration and administrative spending net of gold recovery. Proceeds from the sale of equipment were more than offset by $1,005,467 of new equipment purchased in the first nine months of 2011. During the September 2011 quarter, the company invested $1,493,809 in investment vehicles, including a bank bond with a maturity beyond 90 days, resulting in a reclassification from cash to investment in trading securities.

To date in 2011, we received $425,000 which was due as an option fee on our Banso and Muoso concessions and a further $300,000 for exploration work done on these projects to date. A further $100,000 in cash was received from NCD for the assignment of our Edum Banso Project.

During the nine months ended September 30, 2011, we received $1,494,739 in connection with the conversion of 1,276,214 warrants and finders’ warrants.

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

Our common shares, warrants and stock options outstanding as at November 10, 2011, September 30, 2011, and December 31, 2010 were as follows:

	November 10, 2011	September 30, 2011	December 31, 2010
Common shares	44,556,717	44,237,393	42,961,179
Warrants	691,482	1,114,282	2,439,320
Stock Options	2,067,000	2,067,000	1,788,000
Fully diluted	47,315,199	47,418,675	47,188,499

As of the date of this report, the full exercise of all warrants and options would raise approximately $3.2 million. Exercise of these warrants and options is not anticipated until the market value of our common shares increases in value.

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

We expect to be adequately capitalized to fund ongoing operations at the current level in the short-term for fiscal 2012. Thereafter from 2012, we will require additional funds from equity sources to maintain the current momentum on our projects.

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

Purchase of Significant Equipment

We purchase equipment as needed to conduct our exploration activities. Due to demand from the mining and exploration industry, at this time it is difficult to source resources for exploration work in Ghana, including drills, excavators and bulldozers. We will consider the further acquisition of equipment pieces to allow work to expand on our projects.

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

Principles of consolidation

These consolidated financial statements include the accounts of our company, our wholly owned subsidiaries, Xtra Energy (from October 31, 2003), XGEL (from February 16, 2004), XOG (from October 20, 2005) and XOGG (from March 2, 2006) and our 90% owned subsidiary, XG Mining (from December 22, 2004). All significant intercompany accounts and transactions have been eliminated on consolidation.

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

Cash and cash equivalents

Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

Our company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of September 30, 2011, there were 1,114,282 warrants (December 31, 2010 – 2,439,320) and 2,067,000 stock options (December 31, 2010 – 1,788,000) exercisable into common shares, none of which have been included in the weighted average number of common shares outstanding in either period as these were anti-dilutive.

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

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$5,663,876	$5,663,876	$—	$—
Restricted cash	220,961	220,961	—	—
Marketable securities	2,105,018	2,105,018	—	—
Total	$7,989,855	$7,989,855	$—	$—

The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2011and December 31, 2010, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of September 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2010, we hired a Chief Financial Officer. Throughout the fourth quarter of 2010, our Chief Financial Officer began building the accounting and finance team and began putting the necessary procedures and system controls in place to strengthen our internal controls. During the fourth quarter of 2010, we also hired additional staff which allowed us to more effectively implement policies and checklists setting forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements. These changes specifically addressed our internal control over preparation of the financial statements and implementing a greater level of review and oversight over our internal controls over financial reporting. During the second quarter of 2011, internal control of the financial statement preparation was further strengthened as the compilation of the financial statements by external consultants was terminated and we prepared the statements ourselves. Other than these changes, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended September 30, 2011.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2011.

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

Date: November 10, 2011	XTRA-GOLD RESOURCES CORP.
(Registrant)

	By	/s/ Paul Zyla
Paul Zyla
Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross
Principal Financial Officer