Form 10-K
period 2011-12-31
XTRA-GOLD RESOURCES CORP
filed 2012-03-30
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to __________________

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

[X] Yes [ ] No

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices of such common equity, as of June 30, 2011, was approximately $73,027,487 based on the closing price of the shares as of that date of $1.79 per share.

As of March 29, 2012, we had 44,569,217 issued and outstanding shares of common stock.

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

Description of Business

We are engaged in the exploration of gold properties exclusively in the Republic of Ghana (“Ghana”), West Africa. Exploration means we are engaged in the search for mineral deposits, mineral resources and/or mineral reserves which could be economically and legally extracted or produced and typically includes the review of existing data, grid establishment, geological mapping, geophysical surveying, trenching and pitting to test the areas of anomalous soil samples and reverse circulation (“RC”) and/or diamond drilling to test targets followed by infill drilling, if successful, to define a mineral resource and, perhaps ultimately, a mineral reserve.

Our interests in our projects (collectively, the “Projects” and individually, the “Project”), are currently held by our Ghanaian subsidiary, Xtra-Gold Mining Limited, through mining leases granted by the Government of the Republic of Ghana (the “Government of Ghana”) for leased areas respectively located within and upon concessions in Ghana. A concession is a grant of a tract of land made by a government or other controlling authority in exchange for an agreement that the land will be used for a specific purpose. We have the following five Projects all of which are in the exploration stage.

  Kibi Project. Our Kibi Project is located on the Apapam Concession, in the Kibi Greenstone Belt (the “Kibi Gold Belt”) located in Ghana. The Kibi Gold Belt means a greenstone belt, as defined in all the geological publications in Ghana, and is one of the four main greenstone belts located in Ghana. Our interest in the Apapam Concession is secured by a mining lease (the “Apapam Mining Lease”). Our Kibi Project is the only material project of our company and is in the exploration stage. This Project consists of an over 5.5 kilometer (“km”) long mineralized trend delineated from gold-in-soil anomalies, geophysical interpretations, trenching and drilling along the northwest margin of the Apapam Concession. Our company’s exploration efforts from January 1 to December 31, 2011, being the fiscal year for which this Report is being filed (the “Fiscal Year”), have been focused on our Kibi Project. As at the date of this Report, we have drilled more than 44,000 metres (“m”) at our Kibi Project. During the Fiscal Year, we: (i) completed a diamond drill program (the “2011 Drill Program”) including infill drilling on Zone 2 to define a potential mineral resource (see “Kibi Project – Phase III Drill Program” for the results of this program); (ii) engaged SGS South Africa (Pty) Ltd. (“SGS”) to conduct a modified gold deportment study aimed at characterizing the gold, in two samples, located at this Project; (iii) Geotech Airborne Limited (“Geotech”) completed an integrated helicopter-borne geophysical survey (the “VTEM Survey”) initiated in December 2010, covering the Apapam Concession and our four other concessions located in the Kibi Gold Belt (see “Description of Properties – VTEM Survey”); (iv) engaged Geotech to prepare an interpretation of the VTEM Survey completed by Geotech in February 2011; (v) engaged SRK Consulting (Canada) Inc. (“SRK”) to conduct structural geological investigations of Zone 2 of our Kibi Project; (vi) engaged SRK to conduct regional structural geology interpretation of the aeromagnetic data from the VTEM Survey; and (vii) negotiated with independent Ghanaian contract miners and operators in connection with recovery of placer gold operations on fixed payment terms to our company (see “Description of Properties – Recovery of Placer Gold”). As at the date of this Report, we: (i) plan to commence a further 30,000 m diamond drill program (the “2012 Drill Program”); (ii) have commissioned SEMS Exploration Services Ltd. (“SEMS”) to prepare an initial National Instrument 43-101 (“NI 43-101”) compliant mineral resource estimate on the Big Bend and East Dyke gold zones located within Zone 2 of this Project which will constitute the first ever mineral resource estimate generated on a gold project within the underexplored Kibi Gold Belt.

  Kwabeng Project. Our Kwabeng Project is located on the Kwabeng Concession, in the Kibi Gold Belt. Our interest in the Kwabeng Concession is secured by a mining lease (the “Kwabeng Mining Lease”). During the Fiscal Year, we did not conduct any exploration activities on this Project. During the Fiscal Year, we negotiated with independent Ghanaian contract miners and operators in connection with their recovery of placer gold at the Kwabeng Concession on fixed payment terms to our company (see “Description of Properties – Recovery of Placer Gold”). As of the date of this Report, we have not planned for any exploration activities during the next 12 months, however, we may consider doing so at a later date. See “Kwabeng Project – 2009 to 2010 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Pameng Project. Our Pameng Project is located on the Pameng Concession, in the Kibi Gold Belt. Our interest in the Pameng Concession is secured by a mining lease (the “Pameng Mining Lease”). This Project is in the exploration stage. During the Fiscal Year, we did not conduct any exploration activities on this Project. During the Fiscal Year, we negotiated with independent Ghanaian contract miners and operators in connection with their recovery of placer gold at the Pameng Concession on fixed payment terms to our company (see “Description of Properties – Recovery of Placer Gold”). There are no exploration activities currently being conducted on our Pameng Project, however, a first pass work program including soil geochemistry and scout trenching is currently under consideration for 2012. See “Pameng Project – 2009 to 2010 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Banso Project. Our Banso Project is located on the Banso Concession, in the Kibi Gold Belt. Our interest in the Banso Concession is secured by a mining lease (the “Banso Mining Lease”). This Project is in the exploration stage. During the Fiscal Year, we entered into a letter of intent in January 2011 (the “2011 LOI”) with Buccaneer Gold Corp. (“Buccaneer”) (formerly Verbina Resources Inc.), a mineral resource company listed on the TSX Venture Exchange (the “TSXV”), whereby Buccaneer has an option to earn up to a 55% interest (the “55% Interest”) in our 90% interest of the mineral rights in the Banso Mining Lease. As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months and we may consider doing so at a later date, however, with a view to meeting the expenditures to earn the 55% Interest, Buccaneer commenced exploration activities on this Project during the Fiscal Year. As at the date of this Report, Buccaneer commenced an aggregate 5,000 m core drilling program (the “Buccaneer Drill Program”) on this Project together with our Muoso Project designed to test several drill targets identified on these Concessions. See “Banso Project – 2012 Exploration Plans” for further details. See “Banso Project – 2009 to 2011 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  Muoso Project. Our Muoso Project is located on the Muoso Concession, in the Kibi Gold Belt. Our interest in the Muoso Concession is secured by a mining lease (the “Muoso Mining Lease”). This Project is in the exploration stage. During the Fiscal Year, we entered into the 2011 LOI with Buccaneer whereby Buccaneer has an option to earn up to a 55% interest in our 90% interest of the mineral rights in the Muoso Mining Lease. During the Fiscal Year, we did not conduct any exploration activities on this Project. We have not planned for any additional exploration activities during the next 12 months and may consider doing so at a later date, however, with a view to meeting the expenditures to earn the 55% Interest, Buccaneer commenced exploration activities on this Project in 2010. As at the date of this Report, Buccaneer commenced the Buccaneer Drill Program on this Project tpgether with our Banso Project designed to test several drill targets identified on these Concessions. See “Muoso Project – 2012 Exploration Plans” for further details. See “Muoso Project – 2009 to 2011 Exploration Programs” for exploration activities conducted by our company during the two (2) years preceding the Fiscal Year.

  The mining lease areas for our above-noted Projects total approximately 226 square kilometers (“sq km”) and are located at the northern extremity of the Kibi Gold Belt.

  Edum Banso Project. Our Edum Banso Project is located on the Edum Banso Concession, in the Western Region of Ghana. During the Fiscal Year, we commenced the assignment of our interest in this Project to Norman Cay Development, Inc. (“NCD”), a mineral exploration company whose common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”). See “Edum Banso Project – Assignment of Interest” for further details.

As of the date of this Report, we:

  have received gross cash proceeds of CAD$10,925,001 (US$10,753,149) from an initial public offering (“IPO”) completed in Canada in November 2010;

  have received net cash proceeds of $6,843,965 derived from the recovery of gold of the mineralized material at our Kwabeng Project (2007 to 2009);

  have achieved losses since inception;

  have minimal operations, and

  currently rely upon the sale of our securities to fund our operations.
  During the Fiscal Year, we:

  have received net cash proceeds of $1,316,330 derived from payments made to us by independent Ghanaian contract miners in connection with their recovery of placer gold from the mineralized material at our Pameng and Apapam Concessions; and

  have received net cash proceeds of $1,992,475 derived from the exercise of warrants to acquire common shares.

Our company’s strategic plan is, with respect to our gold projects: (i) to focus our efforts and dedicate our financial resources toward the potential to drill out a mineral resource and, perhaps ultimately, a mineral reserve of the Kibi Gold Discovery located on our Kibi Project; (ii) to either option out to other operators or perform our own exploration, with a view towards defining a mineral resource and perhaps ultimately, a mineral reserve on our other Projects; and (iii) to acquire further interests in gold mineralized projects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating the potential to define reserves.

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

In October 2008, we temporarily suspended our placer mining operations at our Kwabeng Project while our management evaluated a more economic and efficient manner in which to extract and process the gold from the mineralized material. Our operations resumed in 2010 which focused primarily on reclamation. As at the date of this Report, operations at our Kwabeng Project have not resumed. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of placer gold operations at this Project; (ii) advance the development of our Kibi Project by carrying out our 2012 Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, over the next 12 months, we will spend an aggregate of approximately $6,000,000 comprised of $5,000,000 for exploration expenses in connection with our 2012 Drill Program of our Kibi Project located on the Kibi Gold Belt to identify a potential mineral resource and approximately $1,000,000 for general and administrative expenses (which excludes approximately $500,000 in non-cash expenses).

Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. During the future years, subsequent to 2012, we require additional capital to implement our plan of operations. We anticipate that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, this may result in the dilution in the equity ownership of stockholders in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or we may be forced to discontinue our current projects.

At December 31, 2011, we had working capital of approximately $$6,629,046, comprised of current assets of $7,374,906 less current liabilities of $745,860. Our current assets were comprised of $4,498,753 in cash and cash equivalents, $2,531,644 in trading securities and $344,509 in receivables and other assets.

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

Commencing from 2012, our company may need to explore various financing alternatives to meet our projected costs and expenses. Our company cannot assure our stockholders that we will be able to obtain the necessary financing for our Projects on favorable terms or at all. Additionally, if the actual costs to execute our company’s business plan are significantly higher than expected, our company may not have sufficient funds to cover these costs and we may not be able to obtain other sources of financing. The failure to obtain all necessary financing would prevent our company from executing our business plan and would impede our company’s ability to sustain operations or become profitable, and our company could be forced to cease our operations.

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

OUR COMPANY WILL CONTINUE TO INCUR OPERATING LOSSES AND THERE IS NO GUARANTEE THAT WE WILL ACHIEVE OPERATING PROFITS.

Our company has incurred operating losses on an annual basis for a number of years, primarily arising out of the costs related to continued exploration and development of mineral resource properties, including costs written off on properties no longer being pursued by our company. As of December 31, 2011, our company had an accumulated deficit during the exploration stage of $17,646,122. It is anticipated that our company will continue to experience operating losses for fiscal 2012 and until our company discovers economically mineable mineralized material and successfully develops a mine. There can be no assurance that our company will ever achieve significant revenues or profitable operations.

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

Our company has documented our internal control procedures and tested key controls during the Fiscal Year, in order to determine our company’s compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”). Sarbanes-Oxley requires an annual assessment by management of the effectiveness of our company’s internal control over financial reporting. Our management concluded that our company’s internal control over financial reporting was operating effectively at December 31, 2011.

During 2010, our company addressed our lack of experience in the application of U.S. GAAP through hiring a Chief Financial Officer with experience in U.S. GAAP and through quarterly reviews of the financial statements by our company’s auditor. Since these changes occurred during the Fiscal Year, we cannot conclude that the system of internal control was effective for the period in 2010 before the changes were made.

Our company believes that the system of internal controls was operating effectively at December 31, 2011. However, as a small reporting company, our auditor was not retained to audit the system of internal controls and express an opinion as to their effectiveness. Without independent verification of the adequacy of internal controls, our company is not in a position to conclude that the system of internal controls in place at December 31, 2011 met the requirements of Sarbanes-Oxley.

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

The Government of Ghana currently has a 10% free carried interest in XG Mining, one of our Ghanaian subsidiaries that holds all of the mining leases securing our interest in all of the concessions where our Projects are located. The Government of Ghana also has: (a) the right to acquire an additional interest in XG Mining for a price to be determined by agreement or arbitration; (b) the right to acquire a special share (as defined in the Minerals and Mining Act, 2006 (Act 703), as amended by the Minerals and Mining Act, 2010 (Act 794) (the “Mining Act (Ghana)”) in XG Mining at any time for such consideration as the Government of Ghana and XG Mining might agree; and (c) a right of pre-emption to purchase all minerals raised, won or obtained in Ghana. While our company is not aware of the Government of Ghana having ever exercised such right of pre-emption, our company cannot assure our stockholders that the Government of Ghana would not seek to exercise one or more of these rights which, if exercised, could have an adverse affect on our company’s results of operations in future periods. If the Government of Ghana should exercise its right to either acquire the additional interest in XG Mining or its right to acquire the special share, any profit that might otherwise be reported from XG Mining’s operations would be proportionally reduced in the same percentage as the minority interest attributable to the Government of Ghana in that subsidiary would be increased. If the Government of Ghana should exercise its right to purchase all gold and other minerals produced by XG Mining, the price it would pay may be lower than the price our company could sell the gold or other minerals for in transactions with third parties and it could result in a reduction in any revenues our company might otherwise report from XG Mining’s operations.

OUR COMPANY CURRENTLY RELIES ON THE CONTINUED SERVICES OF KEY EXECUTIVES, INCLUDING THE DIRECTORS OF OUR COMPANY AND A SMALL NUMBER OF HIGHLY SKILLED AND EXPERIENCED EXECUTIVES AND PERSONNEL. THE LOSS OF THEIR SERVICES MAY DELAY OUR COMPANY’S EXPLORATION ACTIVITIES OR ADVERSELY AFFECT OUR BUSINESS AND FUTURE OPERATIONS.

Due to the relatively small size of our company, the loss of these persons or our company’s inability to attract and retain additional highly skilled employees may lead to our company having to delay our exploration activities or adversely affect our business and future operations.

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

Real Property

Except for the land upon which our Field Camp is located, we do not own any real property. We also own the mineral rights on our Projects located in the Kibi Gold Belt. All of our exploration activities are currently conducted at project sites located in Ghana. Mining leases to which we are a party, granting us the right to operate at our Kibi, Kwabeng, Pameng, Banso and Muoso Projects, are described elsewhere in this Report.

We currently conduct limited administrative activities from our corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario, Canada, M5H 2V6, where we have leased 1,163 square feet for a 66 month term commencing on May 1, 2007 and expiring on October 31, 2012, at approximately CAD$4,392 (USD$4,306) per month.

As of the date of this Report, our technical and administrative activities are conducted at our Field Camp located in Kwabeng, Ghana. We do not pay any rent as we own our Field Camp.

Map of Properties and Operations

The map below shows the locations of our Kibi, Kwabeng, Pameng, Banso and Muoso Projects all of which are described in further detail in this Report.

MUOSO CONCESSION
ANYINAM
Ankaase
Asamang
Moseaso
Muoso
Akrofufu
Ankaase Gold Trend
Old Kwabeng Mine Prospect
Field Camp
Kwabeng
Boma
KWABENG CONCESSION
Awenase
Tumfa Old Mine
Tumfa
BANSO CONCESSION
ATEWA RANGE FOREST RESERVE
Banso
Banso Area 3 Prospect
Pameng
Akropong
KIBI GOLD DISCOVERY
PAMENG CONCESSION
Kibi Old Mine
Adadientem
KIBI
Afiwenase
Akim Apapam
APAPAM CONCESSION
LEGEND
Voltaian clastics sediments
Metavolcanics
Metasediments /volcaniclastics
Metasediments
Sediments (K-rich)
Belt granitoids (K-rich)
Basin granitoids (K-rich)
Basin granitoids
SOIL SAMPLE RESULTS (Au ppb)
0 - 18
19 - 40
41 - 62
63 - 84
85 - 171000
XTRA-GOLD MINING LEASES
0 1,000 2,000 4,000 6,000 8,000
Meters
Xtra-Gold Resources Corp.
XTRA-GOLD MINING CONCESSIONS IN THE KIBI GOLD BELT
760000
764000
768000
772000
776000
704000
700000
696000
692000
688000
684000
680000

Xtra-Gold Mining Concessions Located in the Kibi Gold Belt

Xtra-Gold Mining Leases Located in the Kibi Gold Belt

Description of Properties

Each of our mineral exploration projects; namely our Kibi Project, our Kwabeng, Project, our Pameng Project, our Banso Project and our Muoso Project are currently at an early stage of evaluation. As at the date of this Report, no mineralized material or mineral resource or mineral reserve estimates have been made at any of our Projects. As of the date of this Report, except for the 2012 Drill Program at our Kibi Project located on the Kibi Gold Belt, and the Buccaneeer Drill Program being carried out by Buccaneer, there are no exploration activities currently being conducted on our other Projects or have any such activities been planned for the next 12 months, however, we may consider doing so at a later date. Prior to the commencement of the Fiscal Year covered by this Report, we had completed preliminary lode gold exploration programs at our Kibi, Banso and Muoso Projects and their respective results are noted hereunder.

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

Recovery of Placer Gold

In 2007 and 2008, we recovered and sold placer gold from our Kwabeng Project. We did not recover any placer gold during 2009. In July 2010, we entered into (a) agreements with independent Ghanaian contract miners to recover placer gold and produce the mineralized material from our Kibi and Pameng Projects; (b) an agreement with Ravenclaw Mining Limited (“Ravenclaw”), a Swiss company, to assist in overseeing the contract miners to (i) limit our involvement in the recovery of placer gold operations; and (ii) enable our company to focus on lode gold exploration activities. Our General Manager of XG Mining received compensation from Ravenclaw for assisting Ravenclaw in fulfilling its contract with our company (see Item 11 – Executive Compensation – Summary Compensation Table and Item 13 – Certain Relationships and Related Transactions, and Director Independence – Consulting Agreement with Principal Shareholder” for further details.

VTEM Survey

In 2011, an airborne Versatile Time-domain Electromagnetic (“VTEM”), Magnetic and Radiometric survey (the “VTEM Survey”) was completed by our company on our Projects located in the Kibi Gold Belt and encompassed approximately 4,000 line-kilometers at 200 m line spacing, with approximately 490 line-kilometers of detail 100 m line spacing coverage over our core Kibi Project mining lease area. The VTEM system is renowned for its superior penetration depth of greater than 400 m, low base frequency for enhanced penetration in conductive ground cover and high spatial resolution which permits the spotting of drill targets directly off the airborne anomalies. The primary purpose of the VTEM Survey was to delineate auriferous graphitic or sulphidic shears but resistivity-depth data may also help further define and/or identify the granitoid bodies hosting the Kibi Project mineralization In addition to helping map lithological contacts, including the gold prospective granitoid bodies, the aeromagnetic survey will permit the detection of low-magnetic domains possibly reflecting demagnetization resulting from intense gold-related hydrothermal alteration. The radiometric survey may also help further define and/or identify the gold-hosting granitoid bodies.

The VTEM data was incorporated into the geological compilation following our receipt of the final survey interpretation data from Geotech (see “Description of Properties - Interpretation Report of VTEM Survey” for further details). This integrated survey, in combination with previous soil geochemistry and reconnaissance geology surveys will help further further delineate known gold occurrences outside Zone 2 of the Kibi Project, and evaluate the remainder of the Apapam Mining Lease area for the hosting of granitoid-hosted and Ashanti style shear zone gold mineralization. Similarly the VTEM survey will help further define the extent and regional controls of the gold-bearing structures discovered to date by scout trenching on the Ankaase Gold Trend, located on the Muoso Concession, and Banso Area No. 3 gold-in-soil anomalies; with the objective of guiding follow-up trenching designed to outline high priority, cost effective drill targets.

Technical Reports

Interpretation Report of VTEM Survey

In August 2011, Geotech provided our company with a report setting forth its interpretation of approximately 4,027 line km of electromagnetic (“EM”), magnetic and radiometric data for gold exploration in our Kibi Project area.

The airborne geophysical datasets display a complex signals largely dominated by NE-SW to NNE-SSW structures that are interpreted as shear zones and graphitic sediments. Metasediments, metavolcanics and granitoids units have been delineated from their geophysical (magnetic, electromagnetic and radiometric) characteristics. The EM anomaly picks show elongated patterns of conductors located in NE-SW to NNE-SSW trending areas interpreted as graphitic layers within the interpreted shear zone and graphitic sediments.

The available geological and geophysical data was interpreted in terms of gold potential within the area of interest. The geophysical interpretation used the genetic model for stockworks/silicification gold emplacement and the genetic model of granitoid gold emplacement. A total of 38 targets were delineated and ranked according to a priority level for ground follow-up. Geotech suggested that these targets should be further investigated in the field using geology and geochemistry prior to planning for a drilling program.

Modified Gold Deportment Study

 In October 2011, SGS provided our company with a mineralogical report relating to mineralogical test work consisting of a modified gold deportment study (the “Study”) aimed at characterizing the gold, in two samples, in order to recommend a process route to maximize gold recoveries. Approximately 10 kilograms (“kg”) of sample G478923 sulphide material (drill core) and 10 kg of composite oxide (saprolite) material were utilized for the test work. The composite oxide sample was created by SGS from trench samples that were crushed and combined. The mineralogical test work included metallurgical and mineralogical tests. The mineralogical test work was done in conjunction with gravity test work conducted by the Metallurgical Section of SGS South Africa. Among other things, the report outlined the methodology as to how the different tests were conducted, the results of the test work, conclusions and recommendations.

The objective of the Study was to gain an understanding of the nature and mode of occurrence of the gold in each sample. The Study included the following:

  test work to determine the amenability of the ore to gravity recovery;
  gold distribution across size fractions (grading analysis);
  heavy liquid separation to determine the amount of free gold or gold in heavy particles such as sulphides;
  exposure and mineral association analysis of the particulate gold grains in the gravity concentrate;
  chemical composition of the ore and metallurgical test products;
  general mineralogical characterization of the ore;
  identification and quantification of gold minerals including native gold, gold-tellurides, etc. in the gravity concentrates;
  grain size distribution of the gold grains in the gravity concentrate;
  test work to determine the gold recovery by direct cyanidation; and
  diagnostic leach analysis of the gravity tailings in order to determine the gold deportment in the gravity tails.

SGS made the following preliminary gold recovery conclusions in their report:

  The gold in the G478923 gold ore samples (3.49 g/t Au) is highly amenable to cyanidation leaching with ~97% recoverable by means of direct cyanidation. This ore is also amenable to gravity upgrading, with ~67% of the gold recovered at a mass pull of ~3%. In the gravity concentrate (97.5 g/t Au), a total of 143 particulate gold grains were observed in the gravity concentrate of this sample.

  The grading analysis on the G478923 gold ore sample indicated a very high upgrading of gold in the +106µm size fraction (~69%). This indicates that the gold is either large gold grains or locked in large gold-bearing particles. From the liberation and mineral association characteristics determined by QEMSCAN, on the gravity concentrate, the gold was found to be ~63% liberated and ~25% was associated with pyrite. This indicates that the gold is either large, liberated gold grains or locked in large gold-bearing pyrite particles.

  The direct cyanidation and diagnostic leach indicates that the sample is highly amenable to cyanide leaching, with ~97% of the gold recovered from the head sample at a grind of 80%-75µm by direct cyanidation and ~96% for the gravity tailings at a grind of~50%-75µm. This is corroborated by the exposure and the mineral association characteristics as determined by QEMSCAN analysis of the gravity concentrate. Approximately 90% of the particulate gold grains are ≥10% exposed and should be leachable.

  The gold in the composite gold ore sample (7.28 g/t Au) is also highly amenable to cyanidation, with ~97% of the gold recoverable by means of direct cyanidation. The ore is also amenable to gravity upgrading, to some degree, with only ~56% of the gold recovered at a mass pull of ~3%. In the gravity concentrate (134.83 g/t Au) a total of 125 particulate gold grains were observed by QEMSCAN.

  The grading analysis on the composite gold ore sample indicated a very high upgrading of gold in the +106µm size fraction (~74%). This indicates that the gold is either large gold grains or locked in large gold-bearing particles. From the liberation and mineral association characteristics determined by QEMSCAN analysis of the gravity tailings, it was found that the gold grains were moderately liberated (~76%) and that ~10% was occurring in silicates and ~14% in oxides. This indicates that the gold is either large, liberated gold grains or locked in large gold-bearing silicate/oxide particles.

  The direct cyanidation and diagnostic leach tests indicated that the sample is highly amenable to cyanide leaching, with ~98% of the gold recovered from the head sample at a grind of 80%-75µm and ~99% of the gold in the gravity tailings at a grind of 50%-75µm. This is corroborated by the exposure and mineral association characteristics of particulate gold in the gravity concentrate, as determined by QEMSCAN analysis. Approximately ~96% of the gold grains are ≥10% exposed and should be leachable.

  The most simplistic processing option would be to mill the ore to ~80%-75µm followed by Carbon-in-leach (“CIL”) cyanidation. Another option, which may result in somewhat lower operational cost is to mill the ore relatively coarsely (say 80%-106µm) followed by gravity concentration and intensive cyanidation of the gravity concentrate. The gravity tailings could then be milled finer to ~80%-75 µm, followed by CIL. Taking out the coarse gold and some of the sulphides by gravity, will allow shorter retention times in the leach tanks and possibly even lower cyanide consumption.

Report on Structural Geological Investigations of Zone 2, Kibi Project

In November 2011, SRK provided our company with a report of their structural geological investigations of Zone 2 (Big Bend Zone, South Zone and other zones including the Mushroom Zone) on our Kibi Project.

Objectives and Overview

  to review geological mapping to date and to provide on ground structural geological guidance; and

  to conduct structural geological investigations of key exposures and drill core at Zone 2 with a focus on understanding:

-          the 3D geometry of diorite dykes;
-          structural controls on the distribution of gold mineralization (including ore plunge); and
-          kinematics of shear/fault zones and their influence on the distribution of gold mineralization.

SRK Conclusions

  The distribution of gold mineralization in the Big Bend Zone is controlled by two NNE-trending shear zones that bound the auriferous zone in a quartz diorite.

  Auriferous quartz veins in the Big Bend Zone comprise:

-          shear and extensional veins related to the development of NNE-trending shear zones; and
-          stockwork veins in a particular portion of the quartz diorite.

  Vein geometry, rare kinematic indicators and steeply plunging mineral lineation imply that deformation associated with gold mineralization in the Big Bend Zone resulted from a protracted episode of reverse SE over NW movement.

  The controls on gold mineralization at the South Zone and other zones are not well understood and require further oriented core drilling followed by structural geology investigations.

SRK Recommendations

Big Bend Zone

  complete infill drilling at the Big Bend Zone to confirm gold grade continuity in preparation for resource estimation;
  conduct detailed petrography studies to identify compositional variations in the quartz diorite and verify their potential control on the distribution of gold mineralization;
  include structural contours of auriferous diorite contacts on geological maps to investigate the relationship between the geometry of the auriferous portion of the diorite body and the distribution of gold mineralization; and
  define the continuation of (auriferous) shear zones to the north and south of the Big Bend diorite.

South Zone and Other Zones (including the Mashroom Zone)

  undertake further oriented core drilling to verify the extent and potential presence of shear zones at the South Zone (drill orientations to SW and SE); and
  determine the shear zone kinematics and controls on gold distribution.

Regional Structural Geology Interpretation of the Aeromagnetic Data from the VTEM Survey

In December 2011, SRK provided our company with a report of their structural geological interpretation of aeromagnetic data covering our Kibi Gold Belt mining concessions to assist in understanding the structural setting of gold mineralization in the area and to provide a practical structural framework for future exploration targeting. The defined area of interest (“AOI”) is ~705 km2 in area and is located at the northern extremity of the Kibi Gold Belt. The AOI was based on the extent of the VTEM Survey conducted by Geotech. The SRK report documents the methodology, results, conclusion and recommendations from the structural geological interpretation.

The scope of work included a desktop structural interpretation of the airborne geophysical data we acquired over the AOI. On the basis of available airborne geophysical data, SRK constructed form lines outlining the internal geometry of stratigraphy within our AOI. In general, form lines within our AOI display a strong southwest-northeast trend, parallel to the tectonic grain in the known greenstone belts of Ghana. Variations from this trend occur in a north-west-southeast-trending belt along the lower portion of our AOI.

SRK Conclusions

  A fault network was interpreted and subdivided in terms of age. The fault network comprises dominant southwest- northeast-trending faults, subparallel to the dominant trend observed in the form lines that include early reactivated DE extensional faults. These faults are interpreted to have developed (or reactivated) during the Eburnean Orogeny (D2 -D5) and are believed to be closely linked to gold mineralization.

  Two types of instrusions (belt and basin type granitoids) were identified in our AOI, both of which were emplaced prior to the culmination of the Eburnean Orogeny (D5) and therefore are overprinted by D5 deformation.

  A late (D6) fault set is represented by east-west-rending faults that are linked by minor northwest-southeast-trending faults. These are characterized by narrow, linear breaks in the magnetic data often with little to no visible offset in the magnetic stratigraphy. These late faults are interpreted to have resulted from northeast-southwest compression that may have occurred at the final stages of the Eburnean Orogeny or post-dated the Eburnean Orogeny.

  Several areas of structural complexity were identified within our AOI, including left and right-hand steps along the major fault corridors, intersections between D2 -D5 faults and intersections between D2 -D5 and D5 faults, particularly in the vicinity of intrusions.

SRK Recommendations

  Regional ground-truthing of the regional structural interpretation should be conducted. This should aim to not only identify whether a given fault is present, but also characterize each fault in terms of:

-          fault products (including the brittle/brittle-ductile/ductile nature of the fault);
-          orientation of associated foliations and lineations if present;
-          kinematics; and
-          alteration or gold mineralization present.

  A confidence rating should be compiled for each interpreted fault identified as part of this interpretation. This may include using existing geological mapping, satellite imagery, other geophysical datasets, or ground-truthing to produce a confidence rating based on the number of datasets, a given fault is identified in, or based on the resolution of datasets a given interpreted fault is based on.

  Regional ground-truthing of the regional lithological interpretation should be conducted. This should focus on the location of the boundary between the basin and belt assemblages, as well as better defining the internal variation within both these assemblages, including their known relationships with gold mineralization.

  Conduct a regional geochemical survey to verify the validity of identified target areas and conduct close-spaced soil geochemical sampling to guide exploration drilling in areas of positive results.

Kibi Project

Overview

Our Kibi Project (also referred to as the “Apapam Concession”) is comprised of 33.65 sq km and our company’s interest in the Apapam Concession is secured by the Apapam Mining Lease (see “Kibi Project – Apapam Mining Lease” for further details). Our Kibi Project is our company’s flagship project and is the only material project of our company.

 Our Kibi Project land position also encompasses two land staking applications: (i) a reconnaissance license contiguous to the southwest extremity of our Kibi Project covering an area of 7.0 sq km (700 ha) (the “Akim Apapam Concession”); and, (ii) a ground extension along the northwest boundary of the Kibi Project covering an area of 1.42 sq km (142 ha) (the “Apapam Concession Extension”). The Akim Apapam Concession was made to provide a buffer area. The Akim Apapam Concession was covered by a first pass (200m x 25m) soil geochemistry survey in 2011; with the results still being compiled as at the date of this Report. There is no current knowledge of past exploration activity or lode gold occurrences on this ground. The Apapam Concession Extension was made to cover certain trench and drill gold intercepts. The applications for the Akim Apapam Concession and the Apapam Concession Extension were submitted by the Company to Mincom on January 15, 2008 and, as at the date of this Report, approval of these applications is still pending and there is no assurance that either of them will be granted.

The Apapam Concession contains two (2) small scale mining (“SSM”) licenses, comprising approximately 0.1012 sq km (10.12 ha) located within the northwest portion of the concession which were granted to third parties prior to our company’s application for the Apapam Concession. None of the in situ, lode gold mineralization occurrences, described in an independent 43-101 technical report prepared by SEMS in 2010, are located within and/or proximal to these third party SSM licenses, and there is no current knowledge of any lode gold occurrences being present on these parcels. No information is available on past and/or current alluvial gold mining activity on these SSM licenses (see “NI 43-101 Reports” hereunder).

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

Phase I Drill Program

The Phase I Drill Program carried out on our Kibi Project from 2008 to 2009 encompassed 18 diamond drill holes (NQ2 core), ranging from 60 m to 320.5 m in length, and totaling 3,001 linear meters. This reconnaissance drilling was designed to test the depth continuity of gold mineralization discovered in trenches excavated on Zone 2 and Zone 1 of our Kibi Project; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four (4) extensive, higher grade zones ranging from approximately 800 m by 75-300 m to 1,000 m by 100-500 m in area. The Phase I Drill Program was implemented from August 30 to October 28, 2008 by Burwash Drilling of Cobble Hill, British Columbia, Canada.

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

Table 2: Significant Drill Intercepts – Kibi Project (Length Weighted Average Grades)

Hole ID	Intervals (meters)			Gold (ppm)	Comments (2)
	From	To	(1) Core Length
KBD08001	107	108	1	8.77
KBD08001	132	133	1	13.65
KBD08002	No significant results
KBD08003	22.5	35	12.5	2.04	GRD
including	22.5	24	1.5	5.51
including	29	32	3	3.65
KBD08004	76	88	12	8.49	GRD
including	76	77	1	28.50
including	77	78	1	42.40
including	80	85	5	5.64
KBD08005	22	39	17	1.18	GRD
including	33	39	6	2.04
KBD08005	45	60	15	1.02	GRD
KBD08006	116	117	1	31.30	VG
KBD08007	65	78	13	1.02	GRD
including	72	76	4	2.06
KBD08008	15	60	45	1.01	GRD
including	37	49	12	2.01	VG
KBD08009	No significant results
KBD08010	47	54	7	4.83	GRD
KBD08010	58	59	1	9.58
KBD08011	106	116	10	1.01
including	115	116	1	4.53
KBD08012	46.6	72	25.4	2.11	GRD, VG
including	63	72	9	3.95
(including)	63	64	1	13.60
KBD08013	72	87	15	0.87	GRD
KBD08013	96	129	33	1.28	GRD
including	98.3	105	6.7	2.40
including	122	128	6	2.70
KBD08014	115	131	16	2.24	GRD
including	116	126	10	3.23	VG
KBD08015	20	35	15	2.78	GRD
including	27	34	7	5.06
(including)	32	33	1	9.48
KBD08015	42	45	3	2.37	GRD
KBD08015	63	64	1	16.40	GRD
KBD08016	No significant results
KBD08017	82.5	96	13.5	1.43
KBD08017	115	121	6	1.04
KBD08017	135	143	8	1.02
KBD08018	No significant results

(1)	Reported intercepts are core-lengths; true width of mineralization is unknown at this time.
(2)	GRD – Granitoid hosted / associated; VG – Visible gold noted.

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
*Gold values cut to 50 grams per tonne (g/t)
Note: “Significant Intercepts” satisfy following criteria: greater than (>) 5.0 gram gold x meter product and >0.5 g/t gold.
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

This initial Zone 3 scout drilling formed part of the 4,715 meter Phase II RC Drill Program which included 27 holes for 2,478 m on Zone 2 and 23 holes totaling 2,237 m on Zone 3; an over 5.5 km long, NE-trending, anomalous gold-in-soil trend characterized by four extensive higher grade zones ranging from approximately 800 m by 75-300 m to 1,000 m by 100-500 m in area. The present drilling was designed to undercut surface gold mineralization exposed in reconnaissance trenches, and to test geophysical Induced Polarization (“IP”) / Resistivity and/or gold-in-soil anomalies on Zone 3; an approximately 1,000 m by 100-500 m, gold-in-soil anomaly located approximately 700 m to the southwest of the main Zone 2 drilling area.

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

Thirteen out of the 18 holes described above were drilled on open ground along the northern flank of the Apapam Mining Lease (see “Kibi Project – Apapam Mining Lease” for details of this mining lease), with the drill traces extending from approximately 50.0 m to 300.0 m outside the concession boundary, and two (2) additional holes straddle the concession boundary. Following the completion of a professional land survey, the approximately 1.42 sq km wedge of open ground lying between the Apapam Mining Lease and the Atewa Forest Reserve boundary was staked by us to cover the mineralization targets identified by the holes in question. The staking application was formally received by Mincom on November 19, 2009 and is currently being processed, thus securing our priority staking status, however, as at the date of this Report, the application is still pending and there is no absolute assurance that this parcel of ground will be granted to our company. Refer to the Significant Intercept Table above for the claim status of individual Zone 3 drill holes.

NI 43-101 Reports

In July 2010, SEMS prepared an independent technical report consistent with the Canadian Securities Administrators National Instrument 43-101 – Standards of Disclosure for Mineral Projects, Form 43-101F1 – Technical Report and Companion Policy 43-101 CP on our Kibi Project.

As at the date of this Report, we have commissioned SEMS to prepare an initial NI 43-101 compliant mineral resource estimate on the Big Bend and East Dyke gold zones located within Zone 2 of our Kibi Gold Project. This will constitute the first ever mineral resource estimate generated on a gold project within the underexplored Kibi Gold Belt.

Phase III Drill Program

Based on the results of the 2009 Phase II Drill Program, we commenced and completed our follow-up Phase III Drill Program on our Kibi Project during 2010 to: (i) further test the dip and strike extensions of the gold mineralization zones identified in the Phase I and Phase II drill programs; and (ii) test IP / Resistivity anomalies spatially associated with the Kibi gold-in-soil trend. The Phase III Drill Program was implemented from July 2010 to December 15, 2010 by Burwash Drilling of Cobble Hill, British Columbia, Canada.

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

Hole #KBDD10101, consisting of a south trending borehole designed to test the nose of the flexure in the granitoid body at depth below an intercept of 25.4 m grading 2.11 g/t gold yielded by scout diamond core hole #KBD08012, returned a wide mineralized intercept of 58.0 m grading 2.46 g/t gold from a down hole depth of 112 m; approximately 45 m down dip of the #KBD08012 intercept. This 58 m mineralized intercept encompasses an essentially barren, 11.0 m core-length interval (130 m - 141 m) appearing to reflect the truncation of the mineralization by a post mineralization dyke; with the mineralized section above the dyke yielding an intercept of 18.0 m grading 2.18 g/t gold (112 m - 130 m), and the segment below the dyke returning 28.0 m grading 3.67 g/t gold (142 m - 170 m), including 15 m grading 5.42 g/t gold. Hole #KBDD10103, also consisting of a south trending borehole collared approximately 50 m to the east of hole #KBDD10101 along the northern, hanging wall flank of the easterly trending granitoid body, was designed to undercut intercepts of 15.0 m grading 0.87 g/t gold and 33 m grading 1.28 g/t yielded by scout diamond core hole #KBD08013. Hole #KBDD10103 returned two significant mineralization intercepts extending approximately 45 m to 75 m down dip from the lower #KBD08013 mineralized intercept, including: 27.0 m grading 1.98 g/t gold from a down hole depth of 131.0 m, including 15.0 m grading 3.23 g/t gold; and 25.0 m grading 1.76 g/t gold from a down hole depth of 180.0 m.

The 2010 drilling and trenching efforts traced significant gold mineralization within the southeastern segment of the Central Granitoid over an approximately 300 m strike extension of the host granitoid body and down to a maximum down dip distance 115 m.

2011 Drill Program

On January 15, 2011, we commenced our 2011 Drill Program on our Kibi Project. The drilling was primarily designed to expand known gold mineralization along strike and at depth within the southeast portion of the Central Granitoid body located at the south-eastern extremity of the approximately 1,200 m long by 500 m to 800 m wide Zone 2 gold-in-soil anomaly.

Results of 2011 Drill Program

The first two diamond core holes from our 2011 Drill Program have significantly expanded known gold mineralization down plunge on the Zone 2 – East Dyke Granitoid at our Kibi Project. The vertical fan pattern holes (379 m) successfully expanded the gold mineralization to a down plunge depth of approximately 200 m.

Highlights of these holes include classical granitoid–hosted gold mineralization intercepts of:

  15 m grading 2.05 g/t gold, including 5 m grading 4.00 g/t gold, in KBDD11105; and
  14 m grading 2.36 g/t gold, including 5 m grading 5.18 g/t gold, in KBDD11106.
Kibi Gold Project - Zone 2 - East Dyke Granitoid Significant Drill Intercepts
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11105	105	120	15	2.05	East Dyke - North Zone
including	107	112	5	4.00
KBDD11106	141	155	14	2.36	East Dyke - North Zone
including	144	149	5	5.18
KBDD11106	162	164	2	15.53	East Dyke - North Zone
including	163	164	1	25.20
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

At the time, drilling targeted the depth potential of the gold mineralization along the northern portion of the East Dyke Granitoid body located at the south-eastern extremity of the approximately 1,200 m long by 500 m to 800 m wide Zone 2 gold-in-soil anomaly. The two west trending, vertical fan pattern holes (-50o & -70o) were designed to undercut a mineralized intercept of 7 m grading 4.83 g/t gold in scout hole #KBD08010 located at the northern extremity of the easterly dipping host granitoid body. Other drilling highlights from the North Zone – East Dyke Granitoid include intercepts of: 8.49 g/t gold over 12 m in hole #KBD08004 and 6.29 g/t over 23 m, including 8.66 g/t over 10 m, in hole #KBRC09047, and 2.97 g/t over 18 m, including 6.32 g/t over 8 m, in hole #KBRC09042. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite composition.

The upper #KBDD11105 borehole (-50o dip) yielded a significant mineralized intercept of 15 m grading 2.05 g/t gold, including 5 m grading 4.0 g/t gold, from a down hole depth of 105 m, approximately 60 m down dip from the scout hole #KBD08010 intercept; and the steeper #KBDD11106 borehole (- 70o) returned a mineralized intercept of 14 m grading 2.36 g/t gold, including 5 m grading 5.18 g/t gold from a down hole depth of 141 m, approximately 65 m down dip of the #KBDD11105 intercept. To date, significant gold mineralization had been traced over an approximately 100 m strike length and 200 m down plunge distance along the North Zone of the East Dyke Granitoid. Drilling to date indicated that the North Zone consists of a northerly plunging (approx. 65o) mineralized vein package appeared to be developed at a flexure in the host granitoid body.

Geological mapping and trenching efforts appear to indicate that the four auriferous Granitoid bodies discovered to date on Zone 2 may form part of a continuous, folded Granitoid body. To date, gold mineralization had been traced by drilling and trenching over an approximately 1,500-metre aggregate distance along the limbs and nose of this SE-trending fold structure. The mineralization remained open in all directions and drilling/trenching to further define the extent and geological controls of the mineralization was ongoing.

In April 2011, a spectacular, coarse native gold-bearing, vein quartz clast was discovered by our local contracted placer gold miners along the Birim River valley within the north-central portion of the Apapam Mining Lease area. A photograph of the gold specimen has been posted on our website at www.xtragold.com. Although the complex geomorphologic setting and depositional history of the auriferous gravel deposits present along the base of the Atewa Range make it difficult to determine conclusive bedrock sources for the widespread placer gold occurrences, the high grade nature of this quartz vein gold mineralization renders it of considerable lode gold exploration significance.

A 3.5 km long, NE-trending, chargeable/resistive Induced Polarization (IP) anomaly exhibiting a spatial relationship with a geophysically inferred, NE-trending, regional structural trend, and characterized by coincidental gold-in-soil anomalies and/or auriferous floats, lying approximately 1 km northwest of the Birim River along the south-western margin of the approximately 5.5 km long Kibi Project gold trend, represents a possible bedrock source for the vein gold material; based on the fact that the gold specimen was discovered at the confluence of an alluvial gold-bearing, secondary stream dissecting this anomalous trend. Another possible bedrock source for the gold mineralization is the southwest extension of the Kibi Old Mine structure inferred to pass to the south of the Birim River.

At the time, a mechanised trenching program targeting the 3.5 km long geophysical/geochemical trend and an extensive soil sampling program (75 line-km) covering the possible southwest extension of the Kibi Old Mine structure within the central portion of the Apapam Concession was scheduled for initiation in mid May, 2011. See the NI 43-101 Technical Report entitled “Kibi Project, Eastern Region, Ghana” dated July 12, 2010, filed under our company’s profile on SEDAR at www.sedar.com for further details regarding the aforementioned geophysical/geochemical target, the Kibi Old Mine prospect, and the geology and geomorphology of the Kibi Gold Belt placer gold deposits.

Two additional diamond core holes (586 m) were drilled on the newly named Big Bend Gold Zone - Central Granitoid at our Kibi Gold Project.

Highlights of these holes include classical granitoid–hosted gold mineralization intercepts of:

  42 m grading 2.39 g /t gold in KBDD11108 from 189 m down-hole; and
  27 m grading 0.89 g/t gold in KBDD11107 from 127 m down-hole.

The Big Bend Gold Zone was intersected approximately 215 m down-plunge of previously identified mineralization; extending down-plunge potential from surface to approximately 360 m along a through-like flexure within the Central Granitoid body.

Kibi Gold Project - Big Bend Zone (Central Granitoid) Significant Drill Intercepts
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11107	60.0	63.0	3.0	8.44	Central Granitoid - Big Bend
including	62.0	63.0	1.0	15.20
KBDD11107	127.0	154.0	27.0	0.89
including	128.0	129.0	1.0	5.06

Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11108	87.0	91.0	4.0	2.12	Central Granitoid - Big Bend
KBDD11108	116.0	121.0	5.0	2.36
including	119.0	121.0	2.0	5.36
KBDD11108	189.0	231.0	42.0	2.39
including	196.0	210.0	14.0	3.11
including	221.0	230.0	9.0	3.19
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

These two southwest (225o) trending, vertical fan pattern holes (-50o & -75o) targeting an embayment or wallrock protrusion developed along the hanging wall of the Central Granitoid body represent the first holes drilled on the Big Bend gold zone during the current 20,000 m drill campaign to follow up on the significant gold intercepts yielded by Phase III holes KBDD10101 and KBDD10103. Hole KBDD10101 collared approximately 210 m to the west of the present drill collars returned 2.46 g/t gold over 58 m, including 3.67 g/t gold over 28 m; and KBDD10103 located 40 m to the east of KBDD10101 yielded intercepts of 1.98 g/t gold over 27 m and 1.76 g/t gold over 25 m. To date, significant gold mineralization had been traced over an approximately 300 m strike length and approximately 360 m down plunge distance from surface along the Big Bend gold zone hosted by the Central Granitoid body. Drilling to date indicated that the Big Bend zone consisted of northeasterly plunging, en echelon, mineralized vein packages appearing to be developed along a through-like flexure within the Central Granitoid body.

The upper KBDD11107 borehole (-50o dip) yielded a mineralized intercept of 27 m grading 0.89 g/t gold from a down hole depth of 127 m; and the steeper KBDD11108 borehole (-75o) returned a mineralized intercept of 42 m grading 2.39 g/t gold, including 14 m grading 3.11 g/t gold and 9 m grading 3.19 g/t gold from a down hole depth of 189 m, approximately 100 m down dip of the KBDD11107 intercept. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite composition.

Both boreholes also intersected mineralization spatially associated with a northerly trending shear zone cross-cutting the Central Granitoid; with KBDD11107 yielding a sheared diorite intercept grading 8.44 g/t gold over 3 m from a down-hole depth of 60 m; and sheared, graphitic metasedimentary rocks in KBDD11108 returning mineralized intercepts grading 2.12 g/t gold over 4 m and 2.36 g/t gold over 5 m, including 5.36 g/t gold over 2 m, from down-hole depths of 87 m and 116 m, respectively. This newly discovered gold-bearing shear zone represented a very prospective target to be followed-up by additional trenching and drilling.

To date, we had completed 31 holes totaling 7,692 m (#KBDD11105 - #KBDD11135) of our 2011 Drill Program (including KBDD11116 which was abandoned at 71 m); with 15 out of the 31 holes (4,390 m) targeting the Big Bend gold zone on the Central Granitoid body. At the time, ongoing drilling efforts were focused on the further delineation of the Big Bend gold zone.

Ongoing drilling on the Big Bend Gold Zone on our Kibi Gold Project continues to intersect significant gold mineralization, including 2.42 g/t gold over 52 m. At the time, assay results from six new diamond core holes (1,308 m) noted hereunder continued to confirm the down-plunge continuity and the multiple en-echelon vein package structural style of the mineralization, and demonstrated the occurrence of higher grade mineralization within the Big Bend gold system.

Highlights of the holes noted hereunder include classical granitoid – hosted gold mineralization intercepts of:

  52 m grading 2.42 g/t gold in KBDD11113 from 84 m down-hole, including 27 m grading 3.58 g/t gold (and including 6.09 g/t gold over 12 m);
  50 m grading 1.64 g/t gold in KBDD11110 from 158 m down-hole, including 24 m grading 2.45 g/t gold; and
  50 m grading 1.31 g/t gold in KBDD11114 from surface, including 20 m grading 2.21 g/t gold.

Kibi Gold Project - Big Bend Zone (Central Granitoid) Significant Drill Intercepts
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11109	15	16.5	1.5	13.10	Central Granitoid - Big Bend
KBDD11109	91	93	2	5.75
KBDD11110	158	208	50	1.64	Central Granitoid - Big Bend
including	175	199	24	2.45
and including	198	199	1	17.75
KBDD11111	94	116	22	1.25	Central Granitoid - Big Bend
including	99	105	6	2.70
KBDD11111	133	151	18	2.09
including	139	146	7	4.18
KBDD11111	202	203	1	7.35
KBDD11112	130	177	47	0.71	Central Granitoid - Big Bend
including	148	168	20	1.17
and including	148	154	6	2.71
KBDD11112	202	220	18	1.31
including	202	206	4	3.04
KBDD11112	228	245	17	2.00
including	228	235	7	3.89
KBDD11113	84	136	52	2.42	Central Granitoid - Big Bend
including	89	116	27	3.58
and including	93	105	12	6.09
and including	100	101	1	20.40
KBDD11114	3	53	50	1.31	Central Granitoid - Big Bend
including	21	41	20	2.21
and including	32	40	8	3.41
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

To date, significant gold mineralization had been traced over an approximately 300 m strike length and approximately 360 m down plunge distance from surface along the Big Bend gold zone hosted by the Central Granitoid body. Drilling to date indicated that the Big Bend zone consisted of north-easterly plunging, en echelon, mineralized vein packages appearing to be developed along a through-like flexure within the Central Granitoid body. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite composition. Irregularities or flexures in the geometry of the host diorite bodies appear to strongly influence the development of veining and grade distribution; as is exemplified by the Big Bend Zone on the Central Granitoid and the East Dyke Granitoid Zone. Similar flexures have potential to host mineralization elsewhere along the strike or down-dip extensions of the extensive dioritic bodies characterizing our Kibi Gold Project.

Boreholes KBDD11109 – KBDD11110 and KBDD11111 – KBDD11112 consisting of a pair of south trending, vertical fan drill sections (-50o & -75o), collared approximately 45 m apart were designed to test the quartz diorite body at depth between holes KBDD10103 and KBDD11108 which yielded significant gold intercepts located approximately 45 m west and 50 m east of the present drill sections, respectively. With KBDD10103 returning mineralized intercepts of 1.98 g/t gold over 27 m and 1.76 g/t gold over 25 m; and KBDD11108 returning an intercept of 42 m grading 2.39 g/t gold.

The upper KBDD11109 borehole (-50o) of the KBDD11109 – KBDD11110 vertical fan pattern yielded a mineralized intercept of 2 m grading 5.75 g/t gold from a down-hole depth of 91 m; and the steeper KBDD11110 borehole (-75o) returned a mineralized intercept of 50 m grading 1.64 g/t gold, including 24 m grading 2.45 g/t gold, from a down-hole depth of 158 m, approximately 75 to 125 m down dip of the KBDD11109 intercept. The shorter KBDD11109 intercept appeared to represent the upper fringes of the north-easterly plunging mineralization zone.

The upper KBDD11111 borehole (-50o) of the KBDD11111 – KBDD11112 vertical fan pattern yielded mineralized intercepts of 22 m grading 1.25 g/t gold and 18 m grading 2.09 g/t gold, including 7 m grading 4.18 g/t gold, from down-hole depths of 94 m and 133 m, respectively. The steeper KBDD11112 borehole (-75o) yielded three (3) mineralized intercepts developed over a 115 m core-length starting at a down-hole depth of 130 m, including: 47 m grading 0.71 g/t gold, including 2.71 g/t gold over 6 m; 18 m grading 1.31 g/t gold; and 17 m grading 2.0 g/t gold, including 3.89 g/t gold over 7 m. The KBDD11112 mineralization envelope extended from approximately 55 m to 120 m down-dip of the upper KBDD11111 intercepts.

KBDD11113 and KBDD11114, consisting of vertical boreholes (-90o) collared approximately 35 m apart at the western extremity of the Big Bend Gold Zone, were designed to test the extensive system of shallowly dipping, extension (ladder) vein arrays associated with the mineralized system; and to obtain additional information on the structural controls of the mineralization. Hole KBDD11113 returned a mineralized intercept of 52 metres grading 2.42 g/t gold, including 27 m grading 3.58 g/t gold (and including 6.09 g/t gold over 12 m), from a down-hole depth of 84 m; and KBDD11114 yielded an intercept of 50 m grading 1.31 g/t gold from surface, including 20 m grading 2.21 g/t gold.

To date, we had completed 34 holes totaling 8,550 m (#KBDD11105 - #KBDD11138) of our 2011 Drill Program (including KBDD11116 which was abandoned at 71 m after encountering seven m of 2.57 g/t gold from 64-71 m); with 18 out of the 31 holes (5,248 m) targeting the Big Bend gold zone on the Central Granitoid body. Ongoing drilling efforts during that time frame focused on the further delineation of the Big Bend gold zone.

In June 2011, field preparations were underway for exploration programs in the third quarter of the Fiscal Year designed to fully maximize the discovery potential on our Kibi Gold Project.

The comprehensive and systematic field programs will include a combination of follow-up work to define drill targets on untested gold-in-soil and Induced Polarization (“IP”) anomalies lying along the approximately 5.5 km long Kibi Project gold trend located along the north-western margin of the Apapam Mining Lease; as well as first pass, grassroots exploration covering the southeastern portion (70%) of the concession, and the contiguous Akim Apapam reconnaissance license area. The multi-faceted work programs, including first pass (200m x 25m) and in-fill (100m x 25m) soil sampling, geological mapping and prospecting, hand auger sampling, and mechanized trenching, will also permit the prioritization and definition of geophysical anomalies produced by the completed, detail 100 m line-spacing, airborne Versatile Time Domain Electromagnetic (“VTEM”), magnetic, and radiometric survey over the Apapam property area.

To date, only approximately 15% of the existing Kibi Gold Project soil geochemistry / IP survey grid, covering approximately 30% of the 33.65 km2 Apapam Mining Lease, had been subjected to follow-up work; with the ongoing 2011 Drill Program focused on Zone 2 of our Kibi Gold Project only representing approximately 3% of the total concession area. Limited trenching and scout drilling outside Zone 2 has traced the granitoid–hosted gold mineralization over an approximately 2,100 m distance along the approximately 5.5 km NE – trending Kibi Gold Trend. In combination with VTEM/Mag/Radiometric survey, these target generation/definition programs will enable our company to further define known gold occurrences outside Zone 2, and evaluate the remainder of this very prospective land position for the hosting of granitoid-hosted and Ashanti style shear zone gold mineralization.”

Line cutting for the Apapam South control grid, to be followed by soil sampling, commenced on June 13, 2011. Hand auger sampling and mechanized trenching will follow-up on untested gold-in-soil and IP anomalies on the existing Kibi Gold Project grid and was expected to start by the end of June. At the time, these target generation/definition work programs were scheduled to be implemented concurrently over the next two to three months; with arrangements in progress for the booking of a second diamond drill rig to start testing high priority targets towards the end of the third quarter of the Fiscal Year.

Regional government mapping indicated that the Apapam South / Akim Apapam soil geochemistry survey area covers highly prospective terrain for the hosting of Ashanti style shear zone gold mineralization in the form of two major Birimian unit contacts, including the contact between an extensive metavolcanic rock sequence, forming the core of the Kibi Gold Belt, and a metasedimentary/volcaniclastic rock package; and a major north-east trending reverse fault along the eastern margin of the belt. The Kibi Old Mine historical lode gold prospect located at the north-central extremity of the Apapam Concession is spatially associated with this regional structure.

The first pass soil survey will cover an approximately 25 km2 area and encompass an estimated 5,450 samples to be collected at a sampling density of 200 m x 25 m. Reconnaissance geology and prospecting will also be conducted along the approximately 136 km of NW-SE trending cross-lines. Every second sample (50 m stations) will initially be submitted for gold and arsenic analysis (approximately 2,725 samples); with the “held – back” samples subsequently subjected for analysis where required to delineate / bracket anomalous gold-in-soil anomalies. Detailed (100m x 25m) follow-up soils and hand auger sampling will be conducted upon reception of analytical results to provide greater definition of gold-in-soil anomalies.

Untested gold-in-soil and IP anomalies lying within the existing Kibi Gold Project grid area will be followed-up by in-fill (100m x 25m) soil sampling and/or hand auger sampling, and mechanized trenching designed to identify high priority, cost-effective drill targets. Of particular interest is a 3.5 km long, NE-trending, chargeable/resistive IP anomaly exhibiting a spatial relationship with a geophysically inferred, NE-trending, regional structural trend, and characterized by coincidental gold-in-soil anomalies and/or auriferous floats lying along the south-western margin of the approximately 5.5 km long Kibi Project gold trend.

See the NI 43-101 Technical Report entitled “Kibi Project, Eastern Region, Ghana” dated July 12, 2010, filed under our company’s profile on SEDAR at www.sedar.com for further details regarding to the aforementioned Kibi Old Mine historical prospect and the high priority geophysical/geochemical target.

In August 2011, ongoing drilling on our Kibi Gold Project continued to intersect significant gold mineralization, including 2.67 g/t gold over 38 m on the Big Bend Gold Zone – Central Granitoid and 4.88 g/t gold over 16 m on the newly defined Mushroom Gold Zone at the southeastern extremity of the Upper Central Granitoid. Assay results from 19 new diamond core holes (5,055 m), as noted hereunder, continued to confirm the down-plunge continuity and the multiple en-echelon vein package structural style of the Big Bend Gold Zone, and demonstrated the multiple gold deposit potential within Zone 2 of our Kibi Gold Project.

Highlights of the holes noted hereunder include:

  16 m grading 2.25 g/t gold and 38 m grading 2.67 g/t gold in KBDD11133 from 152 m and 182 m down-hole, respectively (Big Bend Gold Zone);
  32 m grading 2.41 g/t gold in KBDD11136 from 149 m down-hole, including 17 m grading 4.01 g/t gold (Big Bend Gold Zone);
  Big Bend Gold Zone now traced over approximately 325 m strike length and 450 m down plunge from surface within the Central Granitoid body;
  16 m grading 4.88 g/t gold, including 10 m grading 7.38 g/t gold, from 67 m down hole in KBDD11117, on the newly defined Mushroom Gold Zone on the Upper Central Granitoid (as noted below); and
  3 newly defined Shear Targets, including 34.80 g/t gold over 1 m in coarse visible gold-bearing shear zone in KBDD11133.
Table 1: Significant Drill Intercepts - Kibi Gold Project Big Bend Gold Zone (Central Granitoid) / Mushroom Gold Zone (Upper Central Granitoid)
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11115	156.0	163.0	7.0	4.09	Central Granitoid - Big Bend Gold Zone
including	156.0	157.0	1.0	18.35
and	172.0	196.0	24.0	1.31
including	186.0	195.0	9.0	2.37
KBDD11116	Previously Reported on May 31, 2011				Abandoned; Re-drilled by #KBDD11117
KBDD11117	67.0	83.0	16.0	4.88	Upper Central Granitoid - Mushroom Gold Zone
including	68.0	78.0	10.0	7.38	(Newly Defined Zone)
and including	69.0	70.0	1.0	45.70
KBDD11118	84.0	95.0	11.0	2.57	Upper Central Granitoid - Mushroom Gold Zone
including	90.0	95.0	5.0	4.23
and	146.0	147.0	1.0	10.55
KBDD11119	60.0	61.5	1.5	9.30	Upper Central Granitoid
KBDD11120	Assay Results Pending				Upper Central Granitoid
KBDD11121	No Significant Results				IP Chargeability / Gold-In-Soil Anomaly

Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11122	78.0	81.0	3.0	3.14	Central Granitoid / Junction Shear
including	79.0	80.0	1.0	7.59
and	92.0	93.0	1.0	5.15
KBDD11123	173.0	174.0	1.0	32.50	Central Granitoid / Junction Shear
KBDD11124	No Significant Results				Central Granitoid / SE Deformation Zone
KBDD11125	27.0	34.0	7.0	0.93	Central Granitoid / SE Deformation Zone
including	33.0	34.0	1.0	4.15
KBDD11126	98.0	99.0	1.0	5.92	Central Granitoid / SE Deformation Zone
KBDD11127	137.0	140.0	3.0	2.21	East Dyke / SE Deformation Zone
KBDD11128	160.0	166.0	6.0	2.36	East Dyke / Central Granitoid - Big Bend Gold Zone
including	160.0	161.0	1.0	10.10
and	181.0	184.0	3.0	2.43
KBDD11129	Assay Results Pending				East Dyke / Central Granitoid - Big Bend Gold Zone
KBDD11130	Assay Results Pending				Central Granitoid - Big Bend Gold Zone
KBDD11131	Assay Results Pending				Central Granitoid - Big Bend Gold Zone
KBDD11132	Assay Results Pending				Central Granitoid - Big Bend Gold Zone
KBDD11133	152.0	168.0	16.0	2.25	Central Granitoid - Big Bend Gold Zone
including	154.0	161.0	7.0	3.67
and	182.0	220.0	38.0	2.67
including	194.0	205.0	11.0	3.88
and	398.0	399.0	1.0	34.80	New Shear Zone
KBDD11134	See Table 2 For Results				Central Granitoid - Big Bend Gold Zone
KBDD11135	155.0	187.0	32.0	1.07	Central Granitoid - Big Bend Gold Zone
including	171.0	181.0	10.0	1.97
and	207.0	213.0	6.0	2.32
KBDD11136	134.0	141.0	7.0	0.78	Central Granitoid - Big Bend Gold Zone
and	149.0	181.0	32.0	2.41
including	163.0	180.0	17.0	4.01
KBDD11137	154.0	170.0	16.0	1.22	Central Granitoid - Big Bend Gold Zone
including	154.0	161.0	7.0	2.44
and	180.0	195.0	15.0	1.84
including	187.0	194.0	7.0	2.73
KBDD11138	170.5	172.0	1.5	5.18	Central Granitoid - Big Bend Gold Zone
and	201.0	214.0	13.0	2.21
including	207.0	213.0	6.0	3.43
and	222.0	223.0	1.0	25.00
and	230.0	253.0	23.0	1.12
including	242.0	247.0	5.0	2.80
and	264.0	265.5	1.5	14.50
KBDD11139	228.0	236.0	8.0	2.83	Central Granitoid - Big Bend Gold Zone
and	292.5	305.0	12.5	1.98
Notes:
Reported intercepts are core - lengths; true width of mineralization is unknown at this time.
Unless otherwise indicated intercepts constrained with a 0.25 g/t gold minimum cut-off grade at top and bottom of intercept, with no upper cut-off applied, and maximum of five (5) consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals above 15 g/t gold indicated. Intersections of less than 5 g/t gold x metre – grade thickness are not reported.

These drill results are part of 2011 Drill Program. Holes included nine holes (2,913 m) on the Big Bend Gold Zone, 3 holes (612 m) on the newly defined Mushroom Gold Zone on the Upper Central Granitoid, and 7 exploration holes (1,530 m) on newly discovered shear and Induced Polarization (IP) / soil geochemistry targets.

At the time, drilling included nine holes on the Big Bend Gold Zone, including 8 holes (2,446 m) designed to further delineate/infill the gold zone and 1 hole (#KBDD11134; 467 m) drilled down the plunge of the zone in order to obtain additional structural information on the multiple en-echelon vein package system and to test the continuity of the mineralization down plunge. The delineation/infill holes, with the exception of #KBDD11115, consist of southerly trending boreholes (- 50o to -75o inclinations) collared on the northern, hanging wall flank of the easterly trending host diorite body and drilled across the ESE-trending, northerly dipping mineralization sheets.

Holes #KBDD11128, #KBDD11133, and #KBDD11135 to #KBDD11137 were designed to further delineate/infill the Big Bend Gold Zone along strike at vertical depths ranging from approximately 90 m to 175 m. Boreholes #KBDD11138 and #KBDD11139 tested the down plunge extension of the zone at vertical depths of approximately 200 m to 300 m. Hole #KBDD11115 consists of a vertical borehole (-90o) collared at the western extremity of the Big Bend Gold Zone designed to test the extensive system of shallowly dipping, extension (ladder) vein arrays associated with the mineralized system; and to obtain additional information on the structural controls of the mineralization.

All eight Big Bend Gold Zone delineation/infill holes returned significant gold mineralization, including: intercepts of 2.25 g/t gold over 16 m and 2.67 g/t gold over 38 m from down hole depths of 152 m and 182 m, respectively in hole #KBDD11133; and 0.78 g/t gold over 7 m and 2.41 g/t gold over 32 m (including 4.01 g/t gold over 17 m) from down hole depths of 134 m and 149 m, respectively in #KBDD11136. The #KBDD11133 gold intercepts are located approximately 25 m west and below mineralized intercepts of 1.98 g/t gold over 27 m and 1.76 g/t gold over 25 m yielded by previously reported hole #KBDD10103. The #KBDD11136 gold intercepts are located approximately 50 m below mineralized intercepts of 22 m grading 1.25 g/t gold and 18 m grading 2.09 g/t gold in previously reported hole #KBDD11111, and approximately 40 m above and east of mineralized intercepts of 47 m grading 0.71 g/t gold, 18 m grading 1.31 g/t gold, and 17 m grading 2.0 g/t gold in hole #KBDD11112.

Hole #KBDD11134 was drilled down the plunge of the Big Bend Gold Zone in order to obtain additional structural information on the multiple en-echelon vein package system, to test the continuity of the mineralization down plunge, and to serve as a pilot hole to permit better targeting of deeper holes along the down plunge extension of the zone. The NE-trending borehole (060o/-58o) was collared at the western, surface expression, extremity of the Big Bend Gold Zone and allowed to run unaided down the plunge and diagonally across (down dip) the system of stacked, approximately 70o northerly dipping, mineralization sheets. KBDD11134 remained within the confines of the host Central Granitoid body to its final depth of 467 m; with the borehole stopped due to a shortage of drill rods.

Table 2: Gold intercepts for hole #KBDD11134 drilled down the plunge of Big Bend Gold Zone en-echelon vein package system
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne
KBDD11134	6.0	32.0	26.0	1.51
including	6.0	15.0	9.0	2.45
and	67.0	74.0	7.0	1.49
and	96.0	137.0	41.0	3.03
including	96.0	106.0	10.0	3.81
including	110.0	124.0	14.0	3.46
including	133.0	136.0	3.0	10.71
and including	134.0	135.0	1.0	15.90
and	147.0	152.0	5.0	1.46
and	173.0	215.0	42.0	1.01
including	201.0	211.0	10.0	1.92
and	223.0	265.0	42.0	2.04
including	226.0	235.0	9.0	2.79
including	249.0	261.0	12.0	3.31
and	284.0	287.0	3.0	8.70
including	285.0	286.0	1.0	20.10

Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne
and	312.0	385.0	73.0	1.06
including	323.0	342.0	19.0	1.80
and	394.0	404.0	10.0	0.75
and	432.0	459.0	27.0	1.01
including	435.0	442.0	7.0	1.97
Length Weighted Average Grade Of All Intercepts (over 276 m cumulative core length)				1.62
KBDD11134	3.0	467.0	464.0	*1.01
Notes:
Core length does not indicate true width of intercept.
* Length weighted average grade for entire hole including internal dilution (i.e. no internal waste criteria applied).
Unless otherwise indicated intercepts constrained with a 0.25 g/t gold minimum cut-off grade at top and bottom of intercept, with no upper cut-off applied, and maximum of five (5) consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals above 15 g/t gold indicated.

Hole #KBDD11134 yielded multiple mineralized intervals, ranging from 3 m to 73 m in core length, reflecting the en-echelon style vein packages forming the Big Bend Gold Zone mineralization, including: 1.51 g/t gold over 26 m from a down hole depth of 6 m, 3.03 g/t gold over 41 m from a down hole depth of 96 m, 2.04 g/t gold over 42 m from a down hole depth of 223 m, and 1.06 g/t gold over 73 m from a down hole depth of 312 m (see Table 2). The array of mineralized intervals produced a length weighted average grade of 1.62 g/t gold over a cumulative core length of 276 m, and the hole returned 1.01 g/t gold, including internal dilution, over its 464 m core length (3m – 467m); exemplifying the down plunge continuity of the Big Bend Gold Zone mineralization.

To date, significant gold mineralization had been traced over an approximately 325 m strike length and approximately 450 m down plunge distance from surface along the Big Bend Gold Zone hosted by the Central Granitoid body. Drilling to date indicated that the Big Bend Zone consisted of north-easterly plunging, en-echelon, mineralized vein packages appearing to be developed along a trough-like flexure within the Central Granitoid body. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite composition.

Mushroom Gold Zone

Holes #KBDD11117, #KBDD11118 and #KBDD11120 were designed to follow up on significant drill intercepts yielded by RC hole #KBRC09060 and diamond drill hole #KBDD10081 within the southeastern portion of the Upper Central Granitoid, i.e. the newly defined Mushroom Gold Zone.

Hole #KBDD11117 consisting of the re-drilling of hole #KBDD11116, which returned 7 m grading 2.57 g/t gold before being abandoned due to technical difficulties at the 71 m mark, was designed to follow up on scout hole #KBRC09060 drilled down the dip of the host granitoid body in order to transect an extensive system of westerly dipping, sheeted quartz veining; with the borehole returning an intercept from surface of 39.0 m grading 9.23 g/t gold uncut (3.54 g/t gold cut). The southeast trending #KBDD11117 borehole designed to intersect the Upper Central Granitoid at right angles from a collar position on the northeastern, hanging wall flank of the host granitoid body returned a mineralized intercept of 4.88 g/t gold over 16 m, including 10 m grading 7.38 g/t gold, from a down hole depth of 67 m, approximately at the same vertical depth as the bottom of the #KBRC09060 intercept.

Hole #KBDD11118 designed to undercut a mineralized intercept of 9 m grading 3.60 g/t gold in #KBDD10081, approximately 60 m to the northwest of #KBDD11117, returned 2.57 g/t gold over 11 m, including 5 m grading 4.23 g/t gold, from a down hole depth of 84 m, approximately 45 m down dip of the #KBDD10081 intercept. Drilling to date appeared to indicate that the Mushroom Gold Zone consists of a northeast plunging vein system spatially related to a series of pinch and swells in the Upper Central Granitoid body.

Irregularities or flexures in the geometry of the host diorite bodies appear to strongly influence the development of veining and grade distribution; as is exemplified by the Big Bend Gold Zone on the Central Granitoid, the East Dyke Granitoid Zone, and the newly defined Mushroom Gold Zone on the Upper Central Granitoid. Similar flexures have potential to host mineralization elsewhere along the strike or down-dip extensions of the extensive dioritic bodies characterizing our Kibi Gold Project.

Shear Zone Targets

An approximately 0.5 m wide, coarse visible gold bearing, quartz vein hosted within a fault breccia forming part of a prominent shear zone spanning over an approximately 10 m core length returned 34.80 g/t gold over a 1 m core length at a down hole depth of 398 m in hole #KBDD11133. This newly discovered northwest trending/northeasterly dipping shear zone represented a very prospective exploration target due to its emplacement along the southern limb of the Central Granitoid body.

Boreholes #KBDD11122 and #KBDD11123 consisting of a west trending, vertical fan drill section (-50o & -70o) was designed to further test the northerly trending Junction Shear cross-cutting the Central Granitoid; approximately 80 m south of a 8.44 g/t gold over 3 m intercept yielded from the same structure in hole #KBDD11107. The upper KBDD11122 borehole (-50o) of the vertical fan pattern returned mineralized intercepts of 3 m grading 3.14 g/t gold, including 7.59 g/t gold over 1 m, and 5.15 g/t gold over 1 m from down hole depths of 78 m and 92 m, respectively; and the steeper KBDD11123 hole (-70o) returned an intercept of 2.45 g/t gold over 1 m at a down hole depth of 126 m, approximately 50 m down dip of the KBDD11122 intercept.

To date, , we had completed 54 holes totaling approximately 14,825 m (#KBDD11105 - #KBDD11158) in our 2011 Drill Program (including KBDD11116 which was abandoned at 71 m); with 24 out of the 54 holes (7,704 m) targeting the Big Bend gold zone on the Central Granitoid body. Ongoing drilling efforts during that time frame are currently focused on the further delineation of the newly defined Mushroom Gold Zone on the Upper Central Granitoid.

In November 2011, ongoing drilling continued to confirm the down-plunge continuity and the multiple en-echelon vein package structural style of the Big Bend gold zone, and demonstrated the multiple gold deposit potential within Zone 2 of our Kibi Gold Project.

Highlights of the 15 diamond core holes (5,714 m) noted hereunder include:

  62 m grading 1.57 g/t gold, including 2.00 g/t gold over 42 m (and including 2.76 g/t gold over 19 m) in #KBDD11141 from 232 m down-hole (Big Bend Zone);
  41 m grading 1.62 g/t gold, including 2.18 g/t gold over 20 m, in #KBDD11143 from 249 m down-hole (East Dyke- North Zone);
  Big Bend Zone now traced over approximately 325 m strike length and 500 m down plunge from surface within the Central Granitoid body;
  South Ridge Gold Zone extended 170 m further down dip than from 2010 drilling; gold mineralization now traced over distances of approximately 440 m along the strike and 400 m down the dip of the South Ridge Granitoid body;
  New typical Kibi-type granitoid hosted vein system (i.e. Road Cut Zone) discovered in diorite body located 60 m due south of the Central Granitoid’s Big Bend Zone; and
  Second diamond drill rig contracted to accelerate delineation/infill drilling of the Big Bend Zone and East Dyke – North Zone geared towards an initial resource estimate.
Table 1: Significant Drill Intercepts - Kibi Gold Project Big Bend Zone (Central Granitoid) / East Dyke Zone
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11129	261	263	2	3.46	East Dyke Zone
KBDD11130	212	229	17	0.98	Central Granitoid – Big Bend Zone
including	221	223	2	3.12
KBDD11131	211	237	26	1.75	Central Granitoid – Big Bend Zone
including	214	226	12	2.56
and including	221	226	5	4.48
KBDD11132	237	243	6	1.72	Central Granitoid – Big Bend Zone
And	264	267	3	3.21
And	280	300	20	0.81
including	287	292	5	2.30

Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11133 to KBDD11139	Previously reported on August 31, 2011
KBDD11140	162	169	7	1.46	Central Granitoid – Big Bend Zone
And	192	207	15	1.39
including	192	199	7	2.48
KBDD11141	232	294	62	1.57	Central Granitoid – Big Bend Zone
including	241	283	42	2.00
and including	251	270	19	2.76
KBDDD11142	200	226	26	1.41	East Dyke / Central Granitoid – Big Bend
including	218	226	8	2.37
And	350	356	6	1.98
And	387	407.1	20.1	1.71
And	415	418	3	2.14
And	446	468	22	1.43
including	457	462	5	3.19
KBDD11143	249	290	41	1.62	East Dyke Zone
including	258	278	20	2.18
KBDD11144	34	64	30	0.79	Road Cut Zone (New Zone)
including	45	64	19	1.05
KBDD11146	3	13.5	10.5	2.14	Central Granitoid – Big Bend Zone
And	73	74	1	8.23
KBDD11148	452	467	15	1.40	South Ridge Zone
including	452	459	7	2.53
Notes:
Reported intercepts are core - lengths; true width of mineralization is unknown at this time.

Unless otherwise indicated intercepts constrained with a 0.25 g/t gold minimum cut-off grade at top and bottom of intercept, with no upper cut-off applied, and maximum of five (5) consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals above 15 g/t gold indicated. Intersections of less than 5 g/t gold x metre – grade thickness are not reported.

The following drill results are part of our 2011 Drill Program designed to delineate/infill the Big Bend Gold Zone – Central Granitoid; as well as further test/delineate other prominent gold systems and geophysical/geochemical anomalies on the approximately 1,200 m long by 500 m to 800 m wide Zone 2 gold-in-soil anomaly of our Kibi Gold Project. The 15 holes (#KBDD11129 to #KBDD11150) drilled at the time included: 6 holes (2,327 m) on the Big Bend Zone, including #KBDD11142 which tested both the East Dyke and Big Bend zones; 3 holes (899 m) on the East Dyke Zone; 3 holes (1,211 m) on the newly discovered Road Cut Zone; 1 hole on the South Ridge Granitoid Zone (578 m); and 3 geology/exploration holes (699 m) designed to further define the geometry of Zone 2 diorite bodies.

Big Bend Zone (Central Granitoid)

Drilling included 6 holes (2,327 m) on the Big Bend Zone, including 4 holes designed to further delineate/infill the gold zone and 2 holes targeting the down plunge extension of the mineralized body. In addition, hole #KBDD11146 targeting the southern diorite body hosting the Road Cut Zone was collared on the footwall margin of the Central Granitoid (i.e. Big Bend Zone) but exited the Central Granitoid body at a down-hole depth of 25 m.

The Big Bend Zone holes, with the exception of #KBDD11142, consist of southerly trending boreholes (- 60o to -77o inclinations) collared on the northern, hanging wall flank of the easterly trending host diorite body and drilled across the ESE-trending, northerly dipping mineralization sheets. KBDD11142 consists of a WNW-trending borehole originally designed to test the East Dyke Zone but extended down to the Central Granitoid to test the down plunge extension of the Big Bend Zone and to obtain additional structural information on the mineralized vein system.

Holes #KBDD11140 and #KBDD11141 were drilled in a vertical fan pattern (-60o and -72o) with the upper borehole designed as an infill hole along the eastern portion of the Big Bend Zone and the lower borehole targeting the down plunge extension of the mineralized body. The upper #KBDD11140 borehole (-60o) yielded mineralized intercepts of 7 m grading 1.46 g/t gold and 15 m grading 1.39 g/t gold from down-hole depths of 162 m and 192 m, respectively, and the steeper #KBDD11141 borehole (-72o) intersected 2.00 g/t gold over 42 m from 241 m down-hole, including a higher-grade core grading 2.76 g/t gold over 19 m (251m-270m), in a broader intercept grading 1.57 g/t gold over 62 m from a down-hole depth of 232 m; approximately 100 m vertically below the #KBDD11140 intercept. This mineralization exhibited good continuity with an intercept of 42 m grading 2.39 g/t gold, including 3.11 g/t gold over 14 m and 3.19 g/t gold over 9 m, in hole #KBDD11108; approximately 50 m above the #KBDD11141 intercept.

Hole #KBDD11142 initially targeted the East Dyke Zone (see description below) but was extended down to the Central Granitoid to test the down plunge extension of the Big Bend Zone and to obtain additional structural information on the mineralized vein system. The westerly trending (285o) borehole diagonally transected (down dip) the easterly trending, steep northerly dipping system of stacked, mineralized vein sheets. This lower segment of #KBDD11142 yielded multiple mineralized intervals, spanning from 350 m to 468 m down-hole, reflecting the en-echelon style vein packages forming the Big Bend Zone mineralization, including: 6 m grading 1.98 g/t gold; 20.1 m grading 1.71 g/t gold; 3 m grading 2.14 g/t gold; and 22 m grading 1.43 g/t gold, including 3.19 g/t gold over 5 m. The lowermost #KBDD11142 intercept (446m-468m) lies approximately 150 m below the #KBDD11141 mineralized intercept and approximately 500 m down plunge from the surface expression of the mineralized body.

Holes #KBDD11130, #KBDD11131, and #KBDD11132 were designed to further delineate/infill the down-dip extension of the western portion of the Big Bend gold zone, approximately 150 m down-plunge from surface, at vertical depths ranging from approximately 150 m to 280 m. All 3 holes returned significant gold mineralization, including: intercepts of 1.75 g/t gold over 26 m, including 12 m grading 2.56 g/t gold, from a down-hole depth of 211 m in hole #KBDD11131; and 1.72 g/t gold over 6 m, 3.21 g/t gold over 3 m, and 0.81 g/t gold over 20 m (including 5 m grading 2.30 g/t gold) from down hole-depths of 237 m, 264 m, and 280 m, respectively. The #KBDD11131 gold intercept is located approximately 70 m vertically below mineralized intercepts of 27 m grading 1.98 g/t gold and 25 m grading 1.76 g/t gold in #KBDD10103, and approximately 70 m below and 22 m west of intercepts of 16 m grading 2.25 g/t gold and 38 m grading 2.67 g/t gold in #KBDD11133.

To date, significant gold mineralization had been traced over an approximately 325 metre strike length and approximately 500 metre down plunge distance from surface along the Big Bend gold zone hosted by the Central Granitoid body. Drilling to date indicated that the Big Bend zone consisted of north-easterly plunging, en-echelon, mineralized vein packages appearing to be developed along a trough-like flexure within the Central Granitoid body. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite composition.

East Dyke – North Zone (#KBDD11142 and #KBDD11143)

Holes #KBDD11142 and #KBDD11143 consisting of a pair of west trending, vertical fan pattern holes (-55o and -70o) collared on the eastern (hanging wall) flank of the northern segment of the East Dyke Granitoid, targeted the down-plunge extension of significant gold mineralization intersected earlier in the Fiscal Year by fan pattern holes #KBDD11105 and #KBDD11106; which returned 15 m grading 2.05 g/t gold, including 5 m grading 4.0 g/t gold, and 14 m grading 2.36 g/t gold, including 5 metres grading 5.18 g/t, respectively.

The upper #KBDD11142 borehole (-55o dip) yielded a mineralized intercept of 26 m grading 1.41 g/t gold, including 8 m grading 2.37 g/t gold, from a down-hole depth of 200 m, approximately 50 m north and 25 m below the #KBDD11106 intercept; and the steeper #KBDD11143 borehole (-70o) returned a significant mineralized intercept grading 1.62 g/t gold over 41 m, including 2.18 g/t gold over 20 m, from a down-hole depth of 249 m, approximately 80 m down dip of the #KBDD11142 intercept.

To date, significant gold mineralization had been traced over an approximately 150 m strike length and 320 m down plunge distance along the North Zone of the East Dyke Granitoid (i.e. East Dyke – North Zone). Drilling to date indicated that the North Zone consisted of a northerly plunging (approx. 65o) mineralized vein package appearing to be developed at a flexure in the host granitoid body.

Road Cut Zone (#KBDD11144; New Zone)

Hole #KBDD11144 (100o/-55o) returned a mineralized intercept of 30 m grading 0.79 g/t gold (34 m – 64 m), including 19 m grading 1.05 g/t gold, across a NNE-trending system of typical Kibi-type granitoid hosted quartz-albite-carbonate-sulphide veining. This new gold zone (i.e. Road Cut Zone) is emplaced within an easterly trending quartz diorite body lying approximately 60 m south of the Central Granitoid; due south of the flexure along the Central Granitoid appearing to control the Big Bend Gold Zone mineralization. Additional trenching/drilling is planned to further define the geometry of the host diorite body and the structural controls of the mineralization.

South Ridge Zone (#KBDD11148)

Hole #KBDD11148 (225o/-55o) was drilled as a combination geology/exploration borehole designed to further delineate the western extensions of the Central Granitoid and South Ridge Granitoid bodies, define the stratigraphy across the colluvium-filled valley separating the Central Granitoid and South Ridge Granitoid, and test the down dip potential of the central portion of the South Ridge Gold Zone.

Hole #KBDD11148 returned a significant, quartz diorite-hosted, mineralized intercept of 15 m grading 1.40 g/t gold (452 m – 467 m), including 7 m grading 2.53 g/t gold, appearing to correspond to the down dip extension of the South Ridge Gold Zone; approximately 170 m down dip of the lowermost intercept of 47 m grading 0.58 g/t gold in hole #KBDD10086. The borehole also intersected two previously unmapped iron-carbonate altered quartz diorite bodies prospective for the hosting of Kibi-type granitoid hosted gold mineralization.

Drilling and trenching to date had traced an extensive system of en-echelon extension vein arrays across an approximately 440 m distance along the SE-trending, moderately NE-dipping South Ridge Granitoid body; with the present borehole appearing to extend the mineralization to a down-dip depth of approximately 400 m.

Drilling Progress and Exploration Outlook

At the time, 70 holes totalling 18,932 m had been completed by our company in our 2011 Drill Program, of which, including the 15 holes (5,714 m) noted in the preceding paragraphs, 50 drill holes have been reported.

In November 2011, a new 20,000 m drill contract, to be initiated following the completion of our 2011 Drill Program, had been signed with Burwash Drilling Limited, and our company also contracted Global Drilling Services for a second diamond drill rig (10,000 m minimum) which commenced drilling on December 16, 2011.

One drill rig will be dedicated to the further delineation/infill drilling of the Big Bend Zone and East Dyke – North Zone geared towards an initial resource estimate. The second drill rig will focus on the further testing/delineation of other prominent Zone 2 gold systems including the South Ridge and Mushroom zones, the scout drilling of Zone 3 and Zone 4 trench showings and gold-in-soil anomalies, and the testing of priority geophysical targets yielded by the airborne VTEM, magnetic, and radiometric survey completed earlier in the Fiscal Year.

The results from 26 additional diamond core holes totaling 6,713 m from Zone 2 of our Kibi Gold Project are noted hereunder.

Highlights of the drill results include:

  17 m grading 5.47 g/t gold, including 12.66 g/t gold over 4 m, in #KBDD11172 from 127 m down-hole (Big Bend Zone);
  24.5 m grading 3.43 g/t gold, including 4.70 g/t gold over 17 m, in #KBDD11176 from 165.5 m down-hole (East Dyke-North Zone);
  20 m grading 2.82 g/t gold in #KBDD11157 from 92 m down-hole (Mushroom Zone – Upper Central Granitoid);
  North Zone traced approximately 465 m down plunge from surface within the East Dyke Granitoid body (#KBDD11175);
  New typical Kibi-type granitoid hosted vein system discovered at depth within the apparent fold nose developed within the Central Granitoid (#KBDD11161); and
  Ongoing follow-up trenching on Double 19 Zone within extensive Zone 3 gold-in-soil anomaly returns channel sample intercept of 2.27 g/t gold over 36 m trench-length, including 2 m grading 22.22 g/t gold, in trenches #TAD022 - #ADRS001.

Table 1: Significant Drill Intercepts - Kibi Gold Project Mushroom / Big Bend / East Dyke Zones
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne	Target Granitoid / Zone
KBDD11151	110	125	15	2.45	Upper Central Granitoid - Mushroom Zone
KBDD11153	3	86	83	1.35 *	Upper Central Granitoid - Mushroom Zone
KBDD11154	3	84	81	1.52 *	Upper Central Granitoid - Mushroom Zone
KBDD11157	92	112	20	2.82	Upper Central Granitoid - Mushroom Zone
KBDD11158	108	122	14	1.07	Upper Central Granitoid - Mushroom Zone
KBDD11160	13.5	28	14.5	1.70	Central Granitoid - Big Bend Zone
And	45	61	16	1.51
KBDD11161	See Table 2 for Results				Central Granitoid - Big Bend Zone
KBDD11163	79	96	17	1.50	South Ridge Zone
including	80	84	4	3.71
KBDD11164	36	39	3	3.13	South Ridge Zone
And	109	112	3	2.34
And	177	178	1	40.80
KBDD11167	40	44	4	4.40	East Dyke Zone
KBDD11168	28.5	30	1.5	7.11	East Dyke Zone
And	42	43	1	3.40
And	92.5	98	5.5	1.27
KBDD11170	243	251	8	1.10	Central Granitoid - Big Bend Zone
including	248	250	2	3.43
And	269	272	3	1.37
And	342	350	8	0.69
KBDD11171	150	166	16	2.38	Central Granitoid - Big Bend Zone
including	158	159	1	18.53
And	183	184	1	7.05
KBDD11172	127	144	17	5.47	Central Granitoid - Big Bend Zone
including	129	133	4	12.66
and including	129	130	1	19.11
and including	132	133	1	21.43
KBDD11174	3	18	15	0.79	Road Cut Zone
And	60	64	4	2.14
KBDD11175	359	366	7	0.88	East Dyke Zone
And	385	395	10	1.14
KBDD11176	165.5	190	24.5	3.43	East Dyke Zone
including	167	184	17	4.70
and including	170	171	1	23.50
Notes:
Reported intercepts are core - lengths; true width of mineralization is unknown at this time.
* Drilled down-plunge. #KBDD11154 re-drilling (twinning) of #KBDD11153 due to technical difficulties. (See Table 2 for Details)
Unless otherwise indicated intercepts constrained with a 0.25 g/t gold minimum cut-off grade at top and bottom of intercept, with no upper cut-off applied, and maximum of five (5) consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals above 15 g/t gold indicated.

Table 2: Gold intercepts for hole #KBDD11153 - #KBDD11154 and #KBDD11161; drilled down the plunge of Mushroom Zone and Big Bend Zone en-echelon vein package systems
Hole ID	From (metres)	To (metres)	Core Length (metres)	Gold Grams Per Tonne
KBDD11153	3	86	83	1.35	Upper Central Granitoid - Mushroom Zone
including	3	18	15	4.13	(Hole Abandoned at 128m)
KBDD11154	3	84	81	1.52	Re-Drilling (Twinning) of #KBDD11153 with
including	3	16.5	13.5	2.94	holes having same trace over upper 128m;
including	37	56	19	2.56	with #KBDD11154 extending to 344m.
including	68	78	10	2.21
And	169	176	7	2.20
And	190	191	1	6.23
KBDD11161	3	31	28	1.50	Central Granitoid - Big Bend Zone
And	77	95	18	0.84	(Hole Abandoned in Mineralization
And	116	136	20	1.22	at 537 m due to technical problems)
And	144	150	6	2.40
And	159	204	45	2.00
including	176	177	1	17.00
And	214	224	10	2.07
And	231	266	35	1.57
And	283	308	25	1.40
And	526	537	11	1.23
including	527	529	2	2.79	Central Granitoid - New Zone
Length Weighted Average Grade Of All Big Bend Zone Intercepts in KBDD11161 (over 185 m cummulative core length from 3 m to 306 m)				1.60
KBDD11161	3	308	305	*1.03
Notes:
Core length does not indicate true width of intercept.
* Length weighted average grade for entire KBDD11161 hole including internal dilution (i.e. no internal waste criteria applied).
Unless otherwise indicated intercepts constrained with a 0.25 g/t gold minimum cut-off grade at top and bottom of intercept, with no upper cut-off applied, and maximum of five (5) consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals above 15 g/t gold indicated.

These drill results are part of our 2011 Drill Program of our Kibi Gold Project. The 26 holes (#KBDD11151 to #KBDD11176) include: 6 holes (2,148 m) on the Big Bend Zone; 5 holes (1,157 m) on the East Dyke Zone; 7 holes (1,290 m) on the Mushroom Zone – Upper Central Granitoid; 2 holes (433 m) on the South Ridge Granitoid Zone; 2 holes (510 m) on the recently defined Road Cut Zone; and 4 geology/exploration holes (1175 m) designed to further define the geometry of Zone 2 diorite bodies.

Big Bend Zone (Central Granitoid)

Drilling included 6 holes (2,148 m) on the Big Bend Zone, including: 3 holes designed to further delineate/infill the gold zone (KBDD11160, KBDD11171, KBDD11172); 2 holes targeting the down plunge extension of the mineralization along the northwestern limb of the trough-like flexure (i.e. Big Bend) developed within the Central Granitoid body (KBDD11169 - 170); and 1 hole (KBDD11161) drilled down the plunge of the zone in order to obtain additional structural information on the multiple en-echelon vein package system and to test the continuity of the mineralization down plunge.

Hole #KBDD11172 consisting of a southwest trending borehole designed to further delineate the western extremity of the Big Bend Zone, along the north-western limb of the trough-like flexure developed within the Central Granitoid body, returned a high grade mineralized intercept grading 5.47 g/t gold over 17 m, including 4 metres grading 12.66 g/t gold, from a down-hole depth of 127 m. This mineralization exhibited good continuity with an intercept of 27.13 m grading 2.12 g/t gold, including 4.01 g/t gold over 6.93 m in #KBDD10070, lying approximately 40 above and 20 m to the south of the #KBDD11172 intercept.

Hole #KBDD11170 consisting of a deep exploratory borehole targeting the down plunge extension of the mineralization along the north-western limb of the trough-like flexure intersected several exploration significant intercepts distributed over an approximately 100 m core-length from a down-hole depth of 243 m, including 8 m grading 1.10 g/t gold; approximately 175 m down plunge from the #KBDD11172 intercept.

Hole #KBDD11161 was drilled down the plunge of the Big Bend Zone, parallel to and approximately 75 m to the southeast of similar down-plunge hole #KBDD11134; with these down-plunge boreholes designed to obtain additional structural information on the multiple en-echelon vein package system, to test the continuity of the mineralization down plunge, and to serve as pilot holes to permit better targeting of deeper holes along the down plunge extension of the zone. The ENE-trending borehole (070o/-55o) was collared along the inner footwall margin of the host granitoid body, along the eastern limb of the trough-like flexure, and allowed to run unaided down the plunge and diagonally across (down dip) the system of stacked, approximately 70o northerly dipping, mineralization sheets. KBDD11161 remained within the confines of the host Central Granitoid body for its entirety; with technical difficulties forcing the borehole to be abandoned within a new mineralization zone at a down-hole depth of 537 m.

Hole #KBDD11161 yielded multiple mineralized intervals, ranging from 10 m to 45 m in core length, reflecting the en-echelon style vein packages forming the Big Bend Zone mineralization, including: 1.50 g/t gold over 28 m from a down hole depth of 3 m; 1.22 g/t gold over 20 m from a down hole depth of 116 m; 2.0 g/t gold over 45 m from a down hole depth of 159 m; 1.57 g/t gold over 35 m from a down hole depth of 231 m; and 1.40 g/t gold over 25 m from a down hole depth of 283 m (see Table 2). The array of mineralized intervals produced a length weighted average grade of 1.60 g/t gold over a cumulative core length of 185 m, and the hole returned 1.03 g/t gold, including internal dilution, over a 305 m core length (3m – 308m); exemplifying the down plunge continuity of the Big Bend zone gold mineralization.

Technical difficulties forced #KBDD11161 to be abandoned at the 537 m mark within a zone of typical Kibi-type quartz-albite-carbonate-sulphide veining; with the bottom 11 m of the borehole returning 1.23 g/t gold, including 2 m grading 2.79 g/t gold. This new mineralization zone lies at a vertical depth of approximately 400 m, approximately 160 m east of the deepest down plunge extent of the Big Bend Zone, within the apparent fold nose developed within the Central Granitoid.

At the time, significant gold mineralization had been traced over an approximately 325 m strike length and approximately 500 m down plunge distance from surface along the Big Bend gold zone hosted by the Central Granitoid body. Drillingto indicated that the Big Bend zone consisted of north-easterly plunging, en-echelon, mineralized vein packages appearing to be developed along a trough-like flexure within the Central Granitoid body. Gold mineralization is associated with quartz-albite-carbonate-sulphide veining developed within a rock body of quartz diorite composition.

East Dyke – North Zone

Drilling efforts on the East Dyke included a deep hole targeting the down plunge extension of the mineralized system and a delineation hole in the upper portion of the zone. KBDD11175 consisting of a deep, westerly trending borehole collared on the eastern, hanging wall flank of the East Dyke Granitoid returned typical granitoid hosted quartz-albite-carbonate-sulphide veining intercepts grading 0.88 g/t gold over 7 m and 1.14 g/t gold over 10 m from down-hole depths of 359 m and 385 m, respectively; approximately 145 m further down plunge than the previous extent of the mineralization.

To date, significant gold mineralization had been traced over an approximately 150 m strike length and 465 m down plunge distance along the North Zone of the East Dyke Granitoid (i.e. East Dyke – North Zone). Drilling to date indicated that the North Zone consisted of a northerly plunging (approx. 65o) mineralized vein package appearing to be developed at a flexure in the host granitoid body.

Hole #KBDD11176 designed to further define the northern extent of the East Dyke – North Zone at a vertical depth of approximately 160 m returned a significant mineralized intercept of 24.5 m grading 3.43 g/t gold, including 4.70 g/t gold over 17 m. This mineralization exhibited good continuity with an intercept of 14 m grading 2.36 g/t gold in #KBDD11106, approximately 45 m to the east; and intercepts of 1.41 g/t gold over 26 m and 1.62 g/t gold over 41 m, including 20 m grading 2.18 g/t gold, in holes #KBDD11142 and #KBDD11143, respectively, approximately 35 m and 105 m below the #KBDD11176 intercept, respectively.

Mushroom Zone (Upper Central Granitoid)

Holes #KBDD11151, #KBDD11153 – #KBDD11154, #KBDD11157, and #KBDD11158 were designed to further test the recently defined Mushroom Zone; following a significant, near surface intercept of 4.88 g/t gold over 16 m yielded by hole #KBDD11117. Drilling to date appeared to indicate that the Mushroom Zone consisted of a northeast plunging, en-echelon, vein system spatially related to a constriction in the south-eastern portion of the Upper Central Granitoid body; with present hole #KBDD11154 tracing the mineralization to a down-plunge depth of approximately 190 m.

Hole #KBDD11151 consisting of a southwest trending borehole targeting the down-plunge extension of the #KBDD11117 intercept from a collar position on the north-eastern, hanging wall flank of the host granitoid body returned a mineralized intercept of 2.45 g/t gold over 15 m from a down-hole depth of 110 m, approximately 50 m down plunge of the #KBDD11117 intercept. The mineralization zone was also tested in a west-northwest direction by #KBDD11157 which yielded an intercept of 2.82 g/t gold over 20 m from a down-hole depth of 92 m, approximately 20 m below and 10 m west of the #KBDD11151 intercept.

Hole #KBDD11154 consisted of the re-drilling (i.e. twinning) of #KBDD11153 which was abandoned at 128 m due to technical difficulties; with the boreholes having the same basic trace down to the 128 metre mark. KBDD11154 was drilled to a final depth of 344 m. The northeast trending boreholes, drilled down the dip extension of the host granitoid body in order to obtain additional information on the structural controls of the mineralization, dissected the extensive system of south-westerly dipping, sheeted quartz veining in a down-plunge fashion along the mineralization shoot. These holes were collared adjacent to hole #KBRC09060, a due east trending scout RC borehole, which returned an intercept from surface of 39.0 m grading 9.23 g/t gold uncut (3.54 g/t gold cut). KBDD11154 returned a mineralized intercept of 81 m grading 1.52 g/t gold from a down-hole depth of 3 m, including 2.94 g/t gold over 13.5 m, 2.56 g/t gold over 19 m, and 2.21 gold over 10 m. The borehole also yielded additional intercepts of 7 m grading 2.20 g/t gold and 6.23 g/t gold over 1 m from down-hole depths of 169 m and 190 m, respectively.

Double 19 Zone (Zone 3 Gold-In-Soil Anomaly)

Gold assay results for the first two trenches (109 m) of an ongoing trenching program to follow-up on very encouraging 2008 trenching and 2009 scout RC drilling results on the Double 19 Zone, located at the south-eastern extremity of the approximately 1,250 m long Zone 3 gold-in-soil trend; approximately 600 metres southwest of the South Ridge Zone on the Zone 2 gold-in-soil anomaly, are noted hereunder. The trenching program is designed to further define the geometry of the host diorite body and the structural controls of the mineralization in preparation for diamond drilling in the first quarter of 2012.

Trench #TAD022 (58 m) and road cut #ADRS001 (51 m) consisting of southeast and northwest trending excavations with a common start point yielded a combined channel sample intercept of 2.27 g/t gold over a 36 m trench-length, including 2 m grading 22.22 g/t gold, approximately 40 m southwest of the #TAD019 discovery trench. The Double 19 Zone is characterized by an extensive system of granitoid-hosted, NE-trending, moderately NW-dipping, sheeted quartz veins exhibiting a spatial relationship with northeasterly trending shearing.

For reference purposes, RC hole #KBRC09019 targeting the #TAD019 trench returned a mineralized intercept of 30 m grading 3.52 g/t gold, including 6.47 g/t gold over 14 m, from a down-hole depth of 8 m; with the discovery trench yielding a channel sample intercept of 4.93 g/t gold over a 45 m trench-length, including 12 m grading 10.12 g/t gold.

Drilling Progress

As at the year ended December 31, 2011, 80 holes totalling 21,795 m have been completed by our company in our 2011 Drill Program.

Gold Intercept Reporting Criteria

Unless otherwise indicated, “Reported Intercepts” represent core-lengths; true width of mineralization is unknown at this time. Individual sample results were length weighted to yield average composite interval grades as reported. Unless otherwise indicated “Significant Intercepts” satisfy following criteria: greater than (>) 5.0 gram gold x metre product and > 0.5 g/t gold. “Anomalous” signifies at least one intercept > 2.0 gram gold x metre product and > 0.25 g/t gold. Unless otherwise indicated intercepts are constrained with a 0.25 g/t gold minimum cut-off grade at the top and bottom of the intercept, with no upper cut-off grade applied, and a maximum of five consecutive metres of internal dilution (less than 0.25 g/t gold). All internal intervals yielding above 15 g/t gold are indicated within the intersection.

Quality-Control Program

We have implemented a quality-control program to ensure best practice in the sampling and analysis of the drill core, RC samples and trench channel samples. Drill core is HQ diameter (63.5 mm) in upper oxidized material (regolith) and NQ diameter (47.6 mm) in the lower fresh rock portion of the hole. Drill core is saw cut and half the core is sampled in standard intervals. The remaining half of core is stored in a secure location. RC samples are taken at one meter intervals under dry drilling conditions by experienced geologists, with all samples weighed on site. Trench samples consist of continuous, horizontal channels collected from a canal excavated along the bottom sidewall of the trench (~ 0.10 meter above floor). All samples are transported in security-sealed bags to ALS. ALS is an ISO 9001:2000 certified laboratory. As of the date of this Report, a 250 gram split of the sample is pulverized to better than 85% passing 75 microns, and analyzed by industry standard 50 gram fire assay fusion with atomic absorption spectroscopy (AAS) finish. Samples with observed visible gold and/or exhibiting typical Kibi-type granitoid hosted mineralization characterized by liberated, particulate gold grains are pulverized in their entirety to better than 85% passing 75 microns, and analyzed four (4) times by industry standard 50 gram fire assay fusion with AAS finish; with the arithmetic average of the four (4) assays reported. Our company inserts a certified reference standard (low to high grade), analytical blank, and field duplicate sample in every batch of 20 drill core / RC chip / trench channel samples. Validation parameters are established in the database to ensure quality control.

2012 Diamond Drill Program

Initial Results of 2012 Drill Program

As at the date of this Report, we have drilled a total of 37 holes for a total of 7,843 m of core. The present drilling is designed to further delineate/infill the Big Bend Zone – Central Granitoid and the South Ridge Granitoid Zone; as well as further test/delineate other prominent gold systems and geophysical/geochemical anomalies along the approximately 5.5 km NE–trending Kibi Gold Trend. The 37 holes (#KBDD12186 to #KBDD12222) drilled in this year’s campaign to date include:

  3 holes (1,092 m) on the Big Bend Zone;
  3 holes (381 m) on the South Ridge Granitoid Zone in Zone 2;
  10 holes (2,293 m) on the Double 19 Zone in Zone 3 - East;
  4 holes (491 m) on the Kibi Old Mine prospect;
  3 holes (782 m) on Zone 1;
  10 holes (2,184 m) on the Zone 4 Gold Trend; and
  4 holes (620 m) testing grassroots geophysical targets with coincidental gold-in-soil anomalies.

Double 19 Zone (Zone 3 – East Gold-In-Soil Anomaly)

The Double 19 Zone located at the south-eastern extremity of the approximately 1,250 m long Zone 3 gold-in-soil trend, approximately 600 m southwest of the South Ridge Zone on the Zone 2 gold-in-soil anomaly, was tested by a 10 hole (2,293 m) drill program designed to further define the mineralization along strike and at depth, gain additional insight on the mineralization’s structural setting, and further delineate the geometry of the host diorite body. The Double 19 Zone is characterized by an extensive system of granitoid-hosted, NE-trending, moderately NW-dipping, sheeted quartz veins exhibiting a spatial relationship with northeasterly trending shearing. To date, the mineralization has been traced over an approximately 125 m distance along the diorite body and to a vertical depth of 175 m.

The present drilling program was designed to follow-up on very encouraging trenching and 2009 scout RC drilling results. RC hole #KBRC09019 targeting the #TAD019 trench returned a mineralized intercept of 30 m grading 3.52 g/t gold, including 6.47 g/t gold over 14 m, from a down-hole depth of 8 m; with the discovery trench yielding a channel sample intercept of 4.93 g/t gold over a 45 m trench-length, including 12 m grading 10.12 g/t gold. Trench #TAD022 (58 m) and road cut #ADRS001 (51 m) consisting of southeast and northwest trending excavations with a common start point yielded a significant channel sample intercept of 2.27 g/t gold over a 36 m trench-length, including 2 m grading 22.22 g/t gold, approximately 40 m southwest of the #TAD019 discovery trench. Trenching is ongoing on the Double 19 Zone to further define the surface extent of the mineralization and the geometry of the host diorite body.

Kibi Gold Mine Prospect

The Kibi Old Mine prospect located at the north-central extremity of the Apapam Mining Lease was the focus of exploration and underground development work in the mid 1920’s and late 1930’s; including a main shaft sunk to a depth of 172 feet (~ 52.5 m) with levels driven at depths of 65 feet and 150 feet (~20 m and ~45.5 m). Mineralization consists of a series of auriferous quartz veins emplaced within sheared Birimian metasedimentary rock; spatially associated with a geophysically-interpreted dilational jog developed along a regional NE-trending structure. The present drilling encompassed 4 holes (491 m) designed to better characterized the gold grade and structural setting of the Kibi Old Mine vein system, including; 3 holes targeting the down dip extension of the veining below the 150 foot level at vertical depths of approximately 60 m to 145 m; and a shallow vertical hole testing the veining above the 65 foot level.

Zone 1 Target

Three holes (782 m) were drilled on the Zone 1 gold-in-soil anomaly to follow up on 2008 scout drill hole KBD08017 which yielded intermittent, exploration significant, anomalous gold values over a 60 m core length, including individual intercepts of 1.43 g/t gold over 13.5 m, 1.04 g/t gold over 6 m and 1.02 g/t gold over 8 m. The Zone 1 target is characterized by shear-hosted gold mineralization developed within a tightly folded metasedimentary (turbititic) rock sequence; spatially associated with an induced polarization (IP)/resistivity anomaly lying along a geophysically-inferred, NE-trending, regional structural trend.

Scout Drilling Program - Zone 4 Target

A 10 hole (2,184 m) scout drilling program was conducted on the Zone 4 Target area to test high priority geophysical, soil geochemical, and geological targets along the 3.5 km long Zone 4 gold trend located within the south-western portion of the Apapam Mining Lease. The Zone 4 trend is characterized by a NE-trending, chargeable/resistive induced polarization (IP) anomaly exhibiting a spatial relationship with a Versatile Time Domain Electromagnetic (VTEM) - inferred, NE-trending, regional structural trend, and characterized by coincidental gold-in-soil anomalies and/or auriferous, sheared, silicified/sulphidized, metasedimentary rock floats.

Phase II Soil Geochemistry Program

Approximately 90% of the first pass soil geochemistry survey, initiated in June 2011, covering an approximately 25 km2 area encompassing the south-eastern portion (70%) of the Apapam Mining Lease and the contiguous Akim Apapam reconnaissance license area has been completed. To date, approximately 106.5 km of NW-SE trending cross-lines have been established with a total of 4,162 samples collected at a sampling density of 200 m x 25 m; including a total of 2,129 samples submitted to the laboratory for gold analysis. As per program design every second sample (50 m stations) was initially submitted for gold analysis; with the “held – back” samples to be subsequently analyzed where required to delineate / bracket anomalous gold-in-soil anomalies. Based on gold results received to date for 1,991 samples, as at the date of this Report, approximately 900 in-fill (25 m station) samples have been selected for analysis to further define the newly detected anomalous gold-in-soil trends. Gold-in-soil anomalies exhibit a close spatial relationship with an array of structural features associated with a geophysically-interpreted dilational jog developed along a regional NE-trending structure.

Follow-up hand auger sampling and scout trenching is also planned to investigate the subsurface geochemical signature of the gold-in-soil anomalies.

Future Exploration Plans

We plan to continue our 2012 Drill Program throughout 2012 at an estimated cost of $5,000,000.

Resources and Reserves

No mineral resources or mineral reserves have been identified on our Kibi Project. As at the date of this Report, we have commissioned SEMS to prepare an initial NI 43-101-compliant mineral resource estimate on the Big Bend and East Dyke gold zones located within Zone 2 of our Kibi Project.

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

The Apapam Mining Lease is dated December 18, 2008 and is owned and controlled by Xtra-Gold, as to a 90% interest; and is registered to our subsidiary, XG Mining, with the remaining 10% free carried interest in XG Mining being held by the Government of Ghana. The Apapam Mining Lease covers an area of 33.65 sq km (the “Apapam Lease Area”) and is located in the East Akim District of the Eastern Region of the Republic of Ghana. The Apapam Mining Lease has a seven (7) year term expiring on December 17, 2015 and can be renewed for a further 30 year term in accordance with the Mining Act (Ghana), by making application not less than six months prior to the expiration of this mining lease. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the Apapam Lease Area (including the processing, storing and transportation of ore and materials). With respect to the Apapam Mining Lease, we are: (i) required to pay applicable taxes and annual rental fees to the Government of Ghana in the amount of approximately $19 (GH¢32.80); and (ii) committed to pay a royalty in each quarter to the Government of Ghana, through the Commissioner of Internal Revenue, based on the production for that quarter within 30 days from the quarter end as well as a royalty on all timber felled in accordance with existing legislation. Under the terms and conditions of the Apapam Mining Lease, we are required to (i) commence commercial production of gold within two years from the date of the mining lease; (ii) conduct our operations with due diligence, efficiency, safety and economy, in accordance with good commercial mining practices and in a proper and workmanlike manner, observing sound technical and engineering principles using appropriate modern and effective equipment, machinery, materials and methods and paying particular regard to the conservation of resources, reclamation of land and environmental protection generally; (iii) mine and extract ore in accordance with subparagraph (ii) herein, utilizing methods which include dredging, quarrying, pitting, trenching, stoping and shaft sinking in the Apapam Lease Area.

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

Kwabeng Project

Overview

Our Kwabeng Project (also referred to as the “Kwabeng Concession”) is comprised of 44.76 sq km and our company’s interest in the Kwabeng Concession is secured by the Kwabeng Mining Lease (see “Kwabeng Project – Kwabeng Mining Lease” for further details).

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

2009 to 2011 Exploration Programs

No significant work program was carried out by our company on the Kwabeng Concession during 2009 through to 2011.

Future Exploration Plans for 2012

As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date. A mechanized trenching and/or first pass drilling program to further evaluate the Kwabeng Old Mine prospect on our Kwabeng Project is currently under consideration for 2012.

Recovery and Sale of Placer Gold

In January 2007, we commenced an early stage pre-production mining process whereby a sample area of ore was processed, the results of which assisted us in determining the best way and most profitable manner in which to mine the placer gold to be recovered from the mineralized material at our Kwabeng Project. The foregoing process was internally referred to by our company as a “Bulk Test”. We tested 32,906.70 BCM of mineralized material at our Kwabeng Project that we processed through our floating placer gold washing processing plant and recovered 608.50 ounces of placer gold. Following completion of the Bulk Test, our company made modifications to our Wash Plant. We recovered placer gold from the mineralized material at our Kwabeng Project since January 19, 2007. In October 2008, we temporarily suspended our operations at the Kwabeng Project while management of our company considered a more economic and efficient manner in which to extract and process the placer gold recovered from the mineralized material at this Project. As at December 31, 2011, we have sold an aggregate of 8,814.82 ounces of placer gold recovered from the mineralized material at our Kwabeng Project, however we did not conduct any recovery of placer gold operations at this Project during the Fiscal Year. We did not have an exclusive agreement with any company or entity to buy the placer gold that we recovered.

Resumption of Recovery of Placer Gold Operations at our Kwabeng Project

As at the date of this Report, we have not resumed recovery of placer gold operations at our Kwabeng Project. As stated elsewhere in this Report, we plan to focus our efforts and our financial resources primarily on planned exploration activities on our Kibi Project. In particular, as of the date of this Report, we have been conducting our 2012 Drill Program at our Kibi Project (see “Kibi Project – 2012 Diamond Drillng Program”) since January 6, 2012. With respect to any mineralized material at our Kwabeng Project, we plan to enter into negotiations with independent Ghanaian contract miners and operators to assume such operations at this Project on fixed payment terms to our company. Also, the current gold price (approximately $1,669 per ounce) is significantly greater compared to the gold price during the previous mining effort by the former operator of this Project (approximately $300 per ounce). On the basis of an annual recovery of placer gold of approximately 360,000 BCM, we anticipate that recovery of placer gold operations at this Project could be sustained for 20 years, however, this will depend upon numerous factors including the grade and commercial recoverability of the mineralized material and the selling gold price at the relevant time.

Former Ownership

In the early 1990’s, the former mining lessee invested approximately $24,000,000 to open and operate a mine at the Kwabeng concession. The mining operation lasted for 15 months and 16,800 ounces of gold was produced before the mine was shut down due to a poor gold price, mining methodology and a lack of funds to continue mining operations.

Resources and Reserves

No mineral resources or mineral reserves have been identified on our Kwabeng Project.

Kwabeng Mining Lease

The Kwabeng Mining Lease is dated July 26, 1989 and is owned and controlled by Xtra-Gold, as to a 90% interest; and is registered to our subsidiary, XG Mining, with the remaining 10% free carried interest in XG Mining being held by the Government of Ghana. The Kwabeng Mining Lease covers an area of 44.76 sq km (the “Kwabeng Lease Area”). The Kwabeng Mining Lease has a 30 year term expiring on July 26, 2019. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the lease area (including processing, storing and transportation of ore and materials). See “Kibi Project – Apapam Mining Lease” for identical terms for the Kwabeng Mining Lease, except for the name of the mining lease, the lease registration particulars, the lease area and annual rental fees payable in the amount of approximately $19 (GH¢32.80) .

The Kwabeng Mining Lease further provides that XG Mining shall report forthwith to the Government Authorities in the event we discover any other minerals in the Kwabeng Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements made between XG Mining and the Government Authorities.

Ancillary Operations

Field Camp at Kwabeng Project

Our company possesses our fully operational and well maintained Field Camp comprised of an administrative office, living quarters and workshop facilities located on our Kwabeng Concession which is accessible by paved road located approximately two (2) hours drive from the capital city of Accra. Our Field Camp is the base of operations for the majority of our administrative activities and all of our exploration activities. All of our senior Ghanaian staff are accommodated in the Field Camp with our junior staff located in the surrounding towns and villages. XG Mining has rehabilitated the Field Camp which included installation of a communication system for Internet access, electronic mail, telephone and facsimile service and minor construction repairs. Our Field Camp is within cell phone coverage and is supplied with electricity from the national power grid, which lines run along the road accessing our Field Camp.

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

Capital Expenditures

We do not anticipate any significant capital expenditures in the next 12 months in connection with recovery of placer gold operations as we have not planned to conduct such operations during this period. As stated elsewhere in this Report, we plan to negotiate with independent Ghanaian contract miners and operators to assume such operations.

Pameng Project

Overview

Our Pameng Project (also referred to as the “Pameng Concession”) is comprised of 40.51 sq km and our company’s interest in the Pameng Concession is secured by the Pameng Mining Lease (see “Pameng Project – Pameng Mining Lease” for further details).

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

2009 to 2011 Exploration Programs

No significant work program was carried out in 2009 through to 2011. Lode gold exploration efforts to date by our company on our Pameng Project have been limited to a few reconnaissance geology/prospecting traverses. No significant lode gold exploration work was conducted in 2011 on this Project.

Future Exploration Plans for 2012

As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date. A first pass work program including soil geochemistry and scout trenching is currently under consideration for 2012.

Recovery and Sale of Place Gold

During the Fiscal Year, we negotiated with independent Ghanaian contract miners and operators in connection with their recovery of placer gold operations on fixed payment terms to our company.

Resources and Reserves

No mineral resources or mineral reserves have been identified on our Pameng Project.

Pameng Mining Lease

The Pameng Mining Lease is dated July 26, 1989 and is owned and controlled by Xtra-Gold, as to a 90% interest; and is registered to our subsidiary, XG Mining, with the remaining 10% free carried interest in XG Mining being held by the Government of Ghana. The Pameng Mining Lease covers an area of 40.51 sq km (the “Pameng Lease Area”). The Pameng Mining Lease has a 30 year term expiring on July 26, 2019. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the lease area (including processing, storing and transportation of ore and materials). See “Kibi Project – Apapam Mining Lease” for identical terms for the Pameng Mining Lease, except for the name of the mining lease, the lease registration particulars, the lease area and annual rental fees payable in the amount of approximately $19 (GH¢32.80) .

The Pameng Mining Lease further provides that XG Mining shall report forthwith to the Government Authorities in the event we discover any other minerals in the Pameng Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements made between XG Mining and the Government Authorities.

Banso Project

Overview

Our Banso Project (also referred to as the “Banso Concession”) is comprised of 55.28 sq km and our company’s interest in the Banso Concession is secured by the Banso Mining Lease (see “Banso Project – Banso Mining Lease” for further details).

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

2009 to 2011 Exploration Programs

Our Banso Project is at an early stage of evaluation and no mineralized material or mineral resource or mineral reserve estimates have been made. Prior to the period covered by this Report, we had completed preliminary lode gold exploration programs including grid establishment, soil sampling, prospecting/geological mapping, pitting/trenching and geophysics, aimed at identifying lode gold (hardrock) mineral occurrences at our Banso Project, the results of which are noted hereunder.

No significant lode gold exploration work was conducted by our company in 2009 to 2011 on our Banso Project, however, Buccaneer carried out exploration work during the Fiscal Year in preparation for the Buccaneer Drill Program noted hereunder.

Future Exploration Plans for 2012

As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date.

Exploration Activities by Buccaneer in 2011 and 2012

With a view to Buccaneer meeting the required exploration expenditures to earn the 55% Interest, Buccaneer commenced exploration activities on this Project during the Fiscal Year. As at the date of this Report, Buccaneer has commenced the Buccaneer Drill Program on this Project and on our Muoso Project. The Buccaneer Drill Program is designed to test several drill targets identified on the Banso and the Muoso Concessions.

Resources and Reserves

No mineral resources or mineral reserves have been identified on our Banso Project.

Banso Mining Lease

The Banso Mining Lease is dated January 6, 2011 and is owned and controlled by Xtra-Gold, as to a 90% interest; and is registered to our subsidiary, XG Mining, with the remaining 10% free carried interest in XG Mining being held by the Government of Ghana. The Banso Mining Lease covers an area of 51.67 sq km (the “Banso Lease Area”). The Banso Mining Lease has a 14 year term expiring on January 5, 2025. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the lease area (including processing, storing and transportation of ore and materials). See “Kibi Project – Apapam Mining Lease” for identical terms for the Banso Mining Lease, except for the name of the mining lease, the lease registration particulars, the lease area and annual rental fees payable in the amount of approximately $148 (GH¢260.00) .

The Banso Mining Lease further provides that XG Mining shall report forthwith to the Government Authorities in the event we discover any other minerals in the Banso Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements made between XG Mining and the Government Authorities.

Muoso Project

Overview

Our Muoso Project (also referred to as the “Muoso Concession”) is comprised of 55.28 sq km and our company’s interest in the Muoso Concession is secured by the Muoso Mining Lease (see “Muoso Project – Muoso Mining Lease” for further details).

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

2009 to 2010 Exploration Programs

Our Muoso Project is at an early stage of evaluation and no mineralized material or mineral resource or mineral reserve estimates have been made.

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

Ankaase Trend 2009-2010 Trenching Program

The 2009-2010 trenching program encompassed 12 hand dug trenches, ranging from 30 m to 68 m in length and from 1.2 m to 3.5 m in depth, and totaling 546.0 linear meters. This trenching program commenced on December 1, 2009 and was completed on February 20, 2010. By the end of 2009, five trenches totaling approximately 208.0 m had been excavated and channel sampled. The reconnaissance follow-up trenching was designed to better define the structural controls of the mineralization identified during the initial 2008 scout trenching program.

2011 Exploration Program

No significant lode gold exploration work was conducted by our company in 2011 on our Muoso Project, however, Buccaneer carried out exploration work in 2011 in preparation for the Buccaneer Drill Program noted hereunder.

Future Exploration Plans for 2012

As at the date of this Report, we have not planned for any additional exploration activities during the next 12 months, however, we may consider doing so at a later date.

Exploration Activities by Buccaneer in 2011 and 2012

With a view to Buccaneer meeting the required exploration expenditures to earn the 55% Interest, Buccaneer commenced exploration activities on this Project during the Fiscal Year including building a road in preparation for drilling and some limited trenching. As at the date of this Report, Buccaneer has commenced the Buccaneer Drill Program on this Project and on our Banso Project. The Buccaneer Drill Program is designed to test several drill targets identified on the Banso and the Muoso Concessions.

The initial drill target on the Muoso Concession is a mineralized shear zone identified in trenches, over strong soil geochemical anomalies combined with geophysical interpretations.

As at the date of this Report, 16 drill holes totaling 2,587 m of drilling have been completed by Buccaneer in the Ankaase area, in the eastern portion of the Muoso Concession.

Assay results received by Buccaneer from Intertek Lab, in Tarkwa, Ghana, have indicated the following gold mineralized intersections:

Kibi Gold Project - Significant Drill Intercepts Ankaase Area, Muoso Concession
HOLE ID	FROM (meters)	TO (meters)	CORE LENGTH (meters)	GOLD grams per tonne
AN12-01	69.2	75.6	6.4	0.91
including	72.6	74.6	2.0	1.81
AN12-02	86.3	90.3	4.0	1.60
including	86.3	87.3	1.0	2.98
AN12-04	82.3	85.3	3.0	2.32
and	128.3	130.3	2.0	1.17
and	132.3	138.3	6.0	2.56
including	133.3	135.3	2.0	3.36
and	137.3	138.3	1.0	3.90
AN12-06	40.0	59.5	19.5	1.93
including	46.0	47.5	1.5	7.52

Assay results for holes AN12-05 and AN12-07 to AN12-16 are still pending.

The gold mineralization encountered in Ankaase is typical for the Kibi Gold Belt and exhibits many similar features to Ghana’s main gold belt, the Ashanti Belt. It consists of lode gold deposit, with structurally controlled mineralization.

Typical mineralization occurs in dioritic sills and in meta-volcanic host units, and is characterized by the presence of quartz-carbonate veining and sulphide mineralization.

Resources and Reserves

No mineral resources or mineral reserves have been identified on our Muoso Project.

Muoso Mining Lease

The Muoso Mining Lease is dated January 6, 2011 and is owned and controlled by Xtra-Gold, as to a 90% interest; and is registered to our subsidiary, XG Mining, with the remaining 10% free carried interest being held by the Government of Ghana. The Muoso Mining Lease covers an area of 55.28 sq km (the “Muoso Lease Area”). The Muoso Mining Lease has a 13 year term expiring on January 5, 2024. We have been granted surface and mining rights by the Government of Ghana to work, develop and produce gold in the Muoso Lease Area (including processing, storing and transportation of ore and materials). See “Kibi Project – Apapam Mining Lease” for identical terms for the Muoso Mining Lease, except for the name of the mining lease, the lease registration particulars, the lease area and annual rental fees payable in the amount of approximately $159 (GH¢280.00) .

The Muoso Mining Lease further provides that XG Mining shall report forthwith to the Government Authorities in the event we discover any other minerals in the Muoso Lease Area, who in turn will provide XG Mining with the first option to prospect further and to work the said minerals subject to satisfactory arrangements made between XG Mining and the Government Authorities.

Edum Banso Project

Location and Access

The Edum Banso Concession lies within the south Ashanti gold belt in the Western Region of Ghana and is located approximately 235 km west of Accra and 15 km northwest of Takoradi, the regional capital. The north-western extremity of this concession falls within the grounds of the Benso Oil Palm Plantation.

Overview

We previously held an interest, from 2005 through the Fiscal Year covered by this Report, in the Edum Banso Concession (also referred to in our previously filed annual reports on Form 10-K filed with the SEC, as the “Edum Banso Project”). The Edum Banso Concession is comprised of 20.60 sq km and lies at the southern extremity of the Ashanti gold belt in the Western Region of Ghana.

In October, 2005, our wholly-owned subsidiary, XGEL, entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso Concession. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The prospecting license was renewed by Adom for a two year period expiring on July 21, 2013.

The consideration paid for the Option Agreement was $15,000 with additional payments of $5,000 to be paid on the anniversary date of the Option Agreement in each year during the term which term has been extended to November 11, 2013. Further net smelter royalty payments, based on proven and probable reserves and gold production, was also payable to Adom.

Assignment of Interest

During August 2011, our company assigned its interest in the Edum Banso Project to Norman Cay Development, Inc. (“NCD”) for cash of $125,000 (paid in the Fiscal Year), 1,000,000 NCD shares, valued at $260,000 on the date of issuance (issued to our company in the Fiscal Year), and a final option payment of $135,000 payable in six months from the date of assignment of the option interest (paid subsequent to the Fiscal Year). If NCD did not exercise its six-month option the Project reverted to our company. Of the payments received, $20,000 reduced the carrying value of the Edum Banso Project on the balance sheet and the balance reduced exploration spending in the third quarter of 2011.

General

 Please refer to our annual reports on Form 10-K previously filed with the SEC for further details including exploration activities conducted by us.

Item 3.	LEGAL PROCEEDINGS

Our company or any of our subsidiaries is not a party to, and our property is the subject of, any material pending legal proceeding, other than ordinary routine litigation incidental to our business. Our company is also not aware of any such proceeding being contemplated by a government authority.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock has traded on the Toronto Stock Exchange (the “TSX”) under the trading symbols “XTG” since November 23, 2010, following the completion of our IPO in Canada. Bid and ask prices for our common stock are quoted from broker dealers on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “XTGR”.

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

	TSX		OTCBB
PERIOD	HIGH BID CAD$	LOW BID CAD$	HIGH BID US$	LOW BID US$
October 1, 2011 through December 31, 2011	$1.76	$1.34	$1.71	$1.30
July 1, 2011 through September 30, 2011	$1.84	$1.60	$2.04	$1.63
April 1, 2011 through June 30, 2011	$2.11	$1.64	$2.20	$1.65
January 1, 2011 through March 31, 2011	$2.35	$1.70	$2.37	$1.68
October 1, 2010 through December 31, 2010 (1)	$2.55	$1.90	$2.51	$1.50
July 1, 2010 through September 30, 2010	N/A	N/A	$1.70	$1.10
April 1, 2010 through June 30, 2010	N/A	N/A	$1.26	$0.97
January 1, 2010 through March 31, 2010	N/A	N/A	$1.28	$0.91

(1)	Common stock commenced trading on the TSX on November 23, 2010.

The last reported closing price of our common stock on the TSX on March 27, 2012 was CAD$1.30 (USD$1.29) and the last reported sales price of our common stock on OTCBB on March 27, 2012 was $1.33.

Holders

As of March 22, 2012, we have 148 shareholders of record holding 44,569,217 issued and outstanding Shares having a par value of $0.001 per common share.

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

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required under this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial conditions and results of operations for the year ended December 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the related notes to our consolidated financial statements and other information presented elsewhere in this Report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

The information in this annual report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Xtra-Gold’s financial condition, results of operations, business prospects, plans, objectives, goals, strategies, expectations, future events, capital expenditure and exploration efforts. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “anticipates”, “expects”, “intends”, “plans”, “forecasts”, “projects”, “budgets”, “believes”, “seeks”, “estimates”, “could”, “might”, “should” “may”, “will”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports that Xtra-Gold files with the Securities and Exchange Commission. These factors may cause our company’s actual results to differ materially from any forward-looking statement. Our company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

2011 Highlights

  On February 21, 2011, we announced 58 metres at 2.46 g/t gold in our Kibi Project.

  In May 2011, we announced (i) 52 metres at 2.42 g/t gold (May 31); (ii) 50 metres at 1.62 g/t gold (May 31); and (iii) 42 metres at 2.39 g/t gold (May 17) in our Kibi Project.

  In August 2011, we announced (i) 38 metres at 2.62 g/t gold; (ii) 16 metres at 2.25 g/t gold; (iii) 32 metres at 2.41 g/t gold; and 16 metres at 4.88 g/t gold in our Kibi Project.

  In November 2011, we announced (i) 62 metres at 1.57 g/t gold; (ii) 42 metres at 2.00 g/t gold; and (iii) 41 metres at 1.62 g/t gold in our Kibi Project.

  In December 2011, we announced (i) 17 metres at 5.47 g/t gold; and (ii) 24.5 metres at 3.43 g/t gold in our Kibi Project.

  In October 2011, we announced positive intitial metallurgical results with a 97% gold recovery at our Kibi Project.

  Completed an agreement for exploration of the Banso and Muoso properties with Buccaneer which allows Buccaneer to explore these properties while our company maintains a 45% interest in the properties.

  Completed an assignment of our Edun Banso Project with Norman Cay Development, Inc. (“NCD”) in September 2011 for (i) $125,000 cash; (ii) 1,000,000 NCD shares; and (iii) a six-month option payment for $135,000. The $135,000 option payment was received subsequent to December 31, 2011.

Plan of Operations

We are a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 225.87 sq km comprised of 33.65 sq km for our Kibi Project, 51.67 sq km for our Banso Project, 55.28 sq km for our Muoso Project, 44.76 sq km for our Kwabeng Project, and 40.51 sq km for our Pameng Project, or 55,873 acres, pursuant to the leased areas set forth in our respective mining leases.

Our strategic plan is, with respect to our mineral projects: (i) to focus our efforts and dedicate our financial resources toward the potential to drill out a mineral resource and, perhaps ultimately, a mineral reserve of our Kibi Project located on the Kibi Gold Belt; (ii) to define a mineral resource and, perhaps ultimately, a mineral reserve on our other exploration projects and, in this regard, we will also attempt to do this by optioning to other qualified exploration entities; (iii) to enter into negotiations with independent Ghanaian contract miners and operators to assume our recovery of gold operations at our Kwabeng Project with a view to these contractors conducting recovery of placer gold operations for fixed payments to our company; and (iv) to acquire further interests in gold mineralized projects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating the potential to define reserves.

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

In October 2008, we temporarily suspended our placer mining operations at our Kwabeng Project while our management evaluated a more economic and efficient manner in which to extract and process the gold from the mineralized material at this Project. Our operations resumed in 2010, which focused primarily on reclamation. As at the date of this Report, operations at our Kwabeng Project have not resumed. During the next 12 months, we plan to (i) enter into negotiations to contract out the recovery of placer gold operations at this Project, as noted above; (ii) advance the development of our Kibi Project by carrying out our 2012 Drill Program; and (iii) acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, over the next 12 months, we will spend an aggregate of approximately $6,000,000 comprised of $5,000,000 for exploration expenses in connection with our 2012 Drill Program of our Kibi Project located on the Kibi Gold Belt to identify a potential mineral resource and approximately $1,000,000 for general and administrative expenses (which excludes approximately $500,000 in non-cash expenses).

Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. During the current year and subsequent to 2012, we require additional capital to implement our plan of operations. We anticipate that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in the dilution in the equity ownership of investors in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or we may be forced to discontinue our current projects.

Trends

In 2011, many commodity and stock market indices continued to experience historically high levels of volatility in the face of the global economic uncertainty. Financial market conditions continued to improve during the year as global credit markets started to return to a more normal position, investor confidence improved and most economies experienced positive growth.

During the year, the US dollar was generally in decline, primarily from concerns about the level of US government borrowings and the growing US deficit and from the low interest rates offered on US dollar deposits. The EURO also weakened against the Canadian dollar as a result of low interest rates, concerns about the solvency of certain European economies and the level of sovereign debt in those countries. During the third quarter of 2011, the US dollar rallied against the Canadian dollar as compared to results in the first six months of 2011.

Gold price volatility in 2011 remained high with the price reaching a high of US$1,424 per ounce. During the second quarter of 2011, the gold price continued to increase and to be volatile, reaching a high of $1,895.00 per ounce on September 4, 2011 of the September 2011 quarter and a low of $1,319 on January 28, 2011. The average market price for 2011 was $1,572 per ounce. The tone for the precious metals market in the near future will depend on whether the US dollar will be supported, and if the central banks will continue to maintain interest rates at low levels to support economic growth. The continued global easing of monetary policy could lead to higher inflation and further US dollar depreciation in the coming years. This dollar depreciation could have a positive impact on gold prices in the future and the long–term upward trend in prices may continue. Conversely, subdued inflation rates and the recovering global economy could put downward pressure on the gold price in the future. Additionally, recent events in Europe could continue to have a positive effect on the gold price.

Overall, a lower US dollar should lead to higher costs in US dollar terms to identify and explore for gold but could be more than offset by higher gold prices, resulting in greater interest in gold exploration companies. Conversely, if the US dollar strengthens, interest in the gold exploration sector could be reduced.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Our company’s loss for the year ended December 31, 2011 was $5,794,927 as compared to a loss of $2,976,645 for the year ended December 31, 2010, an increased loss of $2,818,282. Increased exploration spending over a full year of operations was partly offset by gold recovery and a gain on disposition of equipment, especially in the first quarter of 2011. Gold recovery was reduced in the balance of 2011. The investment portfolio posted an unrealized gain from shares held and a small gain from the sale of other shares. The company recognized value in optioning non-strategic properties in Ghana during 2011.

Our company’s basic and diluted loss per share for the year ended December 31, 2011 was $0.12 compared to net loss of $0.09 per share for the year ended December 31, 2010. The weighted average number of shares outstanding was 43,815,678 for the year ended December 31, 2011 compared to 35,160,827 for the year ended December 31, 2010. The increase in the weighted average number of shares outstanding can be mostly attributed to the issuance of 8,092,593 shares in the November 2010 placement and the issuance of 1,608,038 shares in connection with the conversion of warrants and finders’ warrants during 2011.

We incurred expenses of $7,713,627 in the year ended December 31, 2011 as compared to $4,463,116 in the year ended December 31, 2010, an increase of $3,250,511. The increase in expenses in the year ended December 31, 2011 can be primarily attributed to an increase of $3,472,705 in exploration costs to $6,465,637 (2010 - $2,992,932) resulting from drilling and other exploration activities conducted at our Kibi Project. All exploration costs for the year ended December 31, 2011 were booked as exploration expenses. General and administrative expenses (“G&A”) of $1,278,577 for the year ended December 31, 2011, as compared to $1,355,399 for the year ended December 31, 2010, can be primarily attributed to the legal, regulatory and marketing costs associated with the TSX listing of our company’s shares. Stock-based compensation, a non-cash component of G&A, was of $361,239 in 2011 (2010 - $411,507), representing the expense with respect to stock options vested during the period.

Other G&A costs included consulting fees, legal, auditor and regulatory filing fees, travel and promotional expenses. Amortization for the year ended December 31, 2011 was $284,413 as compared to $114,785 for the year ended December 31, 2010, an increase of $169,628. We added two excavators, two bulldozers, a flatbed trailer for transporting equipment between exploration sites, two vehicles, and purchased a 50% interest in an additional excavator and bulldozer, at a purchase cost of $946,956 to the assets, which increased the comparative amortization expense in 2011. During the final quarter of 2011, we sold a 50% interest in an excavator and a bulldozer to another company. Costs and usage is shared.

Exploration work was focused primarily on our Kibi Project in the year ended December 31, 2011. Exploration spending in 2011 reflected the funds available from our IPO completed in November 2010 while spending in 2010 reflected conservation of cash available at that time.

Exploration results from the 2011 year included drilling of 21,877 metres, and 18,853 drill assays received from the lab.

Other items totalled a gain of $1,918,700 for the year ended December 31, 2011 compared to a gain of $1,486,471 for the year ended December 31, 2010. During the year ended December 31, 2011, our company had a foreign exchange gain of $16,028 compared to a gain of $179,124 in the year ended December 31, 2010 which can be attributed to a stronger US dollar in 2011. Gold recovery during the year ended December 31, 2011 was $1,316,330 as compared to $1,227,394 for the year ended December 31, 2010. Gold recovery efforts in the final three quarters of 2011 were focused on land remediation rather than production while the 2010 results reflected a startup of gold recovery efforts in the third quarter of 2010. Our company’s portfolio of marketable securities had an unrealized gain of $212,073 in the year ended December 31, 2011 compared to an unrealized loss of $98,290 in the year ended December 31, 2010. Our company recognized a $60,317 realized gain on sale of securities in the year ended December 31, 2011 compared to a gain of $170,422 from the sale of securities in the year ended December 31, 2010. Other income, primarily derived from interest earned and other miscellaneous items reported a gain of $53,894 in the year ended December 31, 2011 as compared to a gain of $34,104 in 2010. During the year ended December 31, 2011, we sold a placer gold recovery plant with book value of $27,942 for $288,000 for a net gain of $260,058. Our decision to use local Ghanaian contractors for placer gold operations made the plant a non-core asset to us. Most of the cash received was used to purchase a bulldozer and excavator which we will use in our continuing exploration efforts.

During the year ended December 31, 2011, we received 1,375 ounces of gold from our share of the placer gold operations. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our Projects.

During the first half of 2011, our company granted Buccaneer the option to earn a 55% interest in our minerals rights of our Banso and Muoso Projects on completion of certain commitments and cash payments totalling $5,000,000 over a five-year period. The value of the cash option payments ($425,000) and shares ($411,440) received to date reduced the carrying value of the mineral properties on the December 31, 2011 balance sheet and a further $300,000 cash payment reduced our exploration spending during 2011. Also during 2011, our company assigned our interest in the Edum Banso Project to NCD and reduced the carrying value of the mineral properties on the balance sheet by $20,000 for cash and recognized the remaining $340,000 for cash and shares received in the income statement as options received in excess of property value. Our company paid a $25,000 fee to a broker who provided an introduction to NCD. Subsequent to December 31, 2011, NCD remitted the final option payment of US$135,000 for our Edum Banso Project, completing the requirements for transfer of our interest in this Project to NCD.

Liquidity and Capital Resources

Our activities, principally the exploration and acquisition of properties for gold and other metals, may be financed through joint ventures or through the completion of equity transactions such as equity offerings and the exercise of stock options and warrants. In November 2010, our company issued 8,092,593 common shares for proceeds of $10.8 million in conjunction with our IPO and listing on the TSX. We issued 566,482 broker warrants related to our IPO completed in November 2010.

At December 31, 2011, accounts payable and accrued liabilities increased to $745,860 (December 31, 2010 - $517,236), due to general business payables. Our cash and cash equivalents as at December 31, 2011 was sufficient to pay these liabilities.

At December 31, 2011, we had total cash of $4,498,753 (December 31, 2010 - $10,096,122). Working capital as of December 31, 2011 was $6,629,046 (December 31, 2010 - $9,833,381). The decrease in cash mostly reflects exploration and administrative spending net of gold recovery. Proceeds from the sale of equipment were mostly absorbed by the purchase of other equipment. During the year ended December 31, 2011, our company purchased $1,763,196 in investments, including equities and a bank bond with a maturity beyond 90 days, resulting in a reclassification from cash to investment.

We received cash for property options in 2011. A fee of $425,000 was paid as an option fee on our Banso and Muoso Projects and a further $300,000 for exploration work done on these Projects to date. A further $100,000 in cash was received from NCD for the assignment of our interest in our Edum Banso Project.

During the year ended December 31, 2011, we received $1,992,475 in connection with the conversion of 1,608,038 warrants and finders’ warrants.

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

Our common shares, warrants and stock options outstanding as at March 29, 2012, December 31, 2011, and December 31, 2010 were as follows:

	March 29, 2012	December 31, 2011	December31, 2010
Common shares	44,679,217	44,569,217	42,961,179
Warrants	566,482	566,482	2,439,320
Stock Options	1,957,000	2,067,000	1,788,000
Fully diluted	47,202,699	47,202,699	47,188,499

As of the date of this Report, the full exercise of all warrants and options would raise approximately $2.8 million. Exercise of these warrants and options is not anticipated until the market value of our common shares increases in value.

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

Our fiscal 2012 budget is approximately $6.0 million as disclosed above under the heading “Plan of Operations”. We expect to be adequately capitalized to fund ongoing operations at the current level in the short-term for fiscal 2012. Thereafter from 2012, we will require additional funds from equity sources to maintain the current momentum on our projects. Exploration expenditures are subject to change if management decides to scale back or accelerate operations.

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

Material Commitments

Mineral Property Commitments

Save and except for fees payable from time to time to (i) the Minerals Commission for an extension of an expiry date of a prospecting license (current consideration fee payable is $15,000) or mining lease or annual operating permits; (ii) the EPA for the issuance of permits prior to the commencement of any work at a particular concession or the posting of a bond in connection with any mining operations undertaken by our company; and (iii) a legal obligation associated with our mineral properties for clean up costs when work programs are completed, we are committed to expend an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the following concessions and such other financial commitments arising out of any approved exploration programs in connection therewith:

(i)	the Apapam Concession (Kibi Project);
(ii)	the Kwabeng Concession (Kwabeng Project);
(iii)	the Pameng Concession (Pameng Project);
(iv)	the Banso Concession (Banso Project); and
(v)	the Muoso Concession (Muoso Project).

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

In June 2008, we provided notice of the automatic conversion of the Convertible Debentures and in July 2008 we converted $650,000 of the aggregate principal of $900,000 of the Convertible Debentures by way of the issuance of 650,000 Conversion Shares. In February 2010, we converted the outstanding principal of $250,000 owing under one remaining Convertible Debenture by way of the issuance of 250,000 Conversion Shares.

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

Cash and cash equivalents

Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

Equipment

Equipment is recorded at cost and is being amortized over its estimated useful lives using the declining balance method at the following annual rates:

Furniture and equipment	20%

Computer equipment	30%

Vehicles	30%

Exploration equipment	20%

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

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of December 31, 2011, there were 566,482 warrants (2010 – 2,439,320) and 2,067,000 stock options (2010 – 1,788,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques our company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$4,498,753	$4,498,753	$—	$—
Restricted cash	220,961	220,961
Marketable securities	$2,531,644	$2,531,644	$—	$—
Total	$7,251,358	$7,251,358	$—	$—

The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2011 and 2010, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Business Combinations

In December 2010, the ASC guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Also in January 2010, the ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The Company adopted the new guidance and its deferral and opted to present the total of comprehensive income in two separate but consecutive statements effective for its fiscal year beginning January 1, 2011. The early adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, the ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-33, which appear at the end of this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board:

Name	Age	Position
Paul Zyla	67	President, Chief Executive Officer and Director
John C. Ross	53	Chief Financial Officer
Richard W. Grayston	67	Chairman of the Board and Director
Peter C. Minuk	47	Secretary and Treasurer and Director
Yves Pierre Clement	47	Vice-President, Exploration
Victor Nkansa	54	Vice-President, Ghana Operations
Robert J. Casaceli	63	Director
James H. Schweitzer	74	Director

Paul Norman Zyla
President, Chief Executive Officer and Director

Mr. Zyla was appointed President and CEO of our company in May 2010 and has been a director of our company since January 2010. Mr. Zyla has over 26 years of resource-based public company experience. Since September 1993 to the present, Mr. Zyla has been a self-employed consultant to the mining industry. Mr. Zyla was the former President, Chief Executive Officer, Secretary and Treasurer and a director of the Company from November 2003 to August 2005.

Mr. Zyla graduated from the University of Toronto with a Bachelor of Science degree in 1966.

As at the date of this Report, Mr. Zyla devotes approximately 60% of his time in consulting services to our company. He provides 40% of his time to unrelated companies. Our company and Mr. Zyla entered into a management consulting agreement dated September 1, 2010 which was superseded by a management consulting agreement dated January 1, 2011 (the “Zyla Agreement”) for a one year term expiring on December 31, 2011. As of the date of this Report, Mr. Zyla provides his services to our company on a month-to-month basis (see “Management Consulting Agreements - Management Consulting Agreement with President and Chief Executive Officer”). Mr. Zyla has not entered into a non-competition and non-disclosure agreement with our company.

During the prior five years, Mr. Zyla has been an officer and/or director of the following public companies:

Name of Company	Position(s) Held	Term of Office
Buccaneer Gold Corp. (1)	President, Secretary-Treasurer and Director	November 2009 to present
NV Gold Corporation (2)	Director	October 2011 to present

(1)	Buccaneer Gold Corp. is mineral exploration TSXV listed issuer.
(2)	NV Gold Corporation is mineral exploration TSXV listed issuer.

John C. Ross

Chief Financial Officer

Mr. Ross was appointed Chief Financial Officer of our company in July 2010. Mr. Ross has been involved with resource-based companies for over 20 years in various roles and capacities. Over the last four years, Mr. Ross has served as Chief Financial Officer, on a part time basis, to U308 Corp., Tri Origin Exploration Ltd., Colossus Minerals Inc., Continental Gold Limited and SonnenEnergy Corp.

Mr. Ross obtained his Chartered Accountant designation from the Institute of Chartered Accountants of Ontario in 1987, an M.B.A. from the University of Western Ontario and a B.A. in Economics and Mathematics from the University of Western Ontario.

As at the date of this Report, Mr. Ross devotes approximately 20% of his time in consulting services to our company. He provides 80% of his time to unrelated companies. Our company and Mr. Ross entered into a management consulting agreement dated September 1, 2010 (the “Ross Agreement”) for an undefined term (see “Management Consulting Agreements - Management Consulting Agreement with Chief Financial Officer”). Mr. Ross has not entered into a non-competition and non-disclosure agreement with our company.

During the prior five years, Mr. Ross has been an officer and/or director of the following public companies:

Name of Company	Position(s) Held	Term of Office

U308 Corp.(1)	Chief Financial Officer	June 2010 to present
Tri Origin Exploration Ltd. (2)	Chief Financial Officer	January 2010 to January 2011
Colossus Minerals Inc. (3)	Chief Financial Officer	January 2007 to September 2009
Continental Gold Limited (4)	Chief Financial Officer	September 2007 to March 2010
SonnenEnergy Corp. (5)	Chief Financial Officer	December 2007 to September 2008
Southampton Ventures Inc. (6)	Chief Financial Officer	June 2005 to June 2009

(1)	U308 Corp. is mineral exploration TSXV listed issuer.
(2)	Tri Origin Exploration Ltd. is mineral exploration TSXV listed issuer.
(3)	Continental Gold Limited (formerly Colossus Minerals Inc). is mineral exploration TSX listed issuer.
(4)	Continental Gold Limited (formerly Cronus Resources Inc. which amalgamated with Continental Gold Limited in March 2010) is an advance-stage gold exploration TSX listed issuer.
(5)	SonnenEnergy Corp. is a solar and photovoltaic systems TSXV listed issuer.
(6)	Quetzel Energy Ltd. (formerly Southampton Ventures Inc. which was acquired by Quetzal Energy Ltd. in June 2009) is an oil and gas TSXV listed issuer.

Richard Walter Grayston
Chairman and Director

Mr. Grayston was appointed as Chairman and a director of our company in March 2007. Since 1985, Mr. Grayston has been a self-employed business consultant with more than 27 years of experience in financial and economic consulting and public company management including preparation of valuations, feasibility studies, capital budgeting, financial reorganizations, profit improvement studies and business plans and going public and business brokerage during which time he has provided his consulting services to oil and gas, mineral exploration, technology, manufacturing, retail and wholesale consumer businesses.

Mr. Grayston received a Ph.D. in Finance and Economics from the University of Chicago in 1971, a MBA from the University of Chicago in 1969, a BA of Commerce from the University of British Columbia in 1966 and has been a certified general accountant since 1977.

During the prior five years, Mr. Grayston has been an officer and/or director of the following public companies.

Name of Company	Position(s) Held	Term of Office
Camex Energy Corp. (1)	President, Chief Executive Officer and Director	March 2012 to present
Intensity Company Inc. (2)	President, Chief Executive Officer and Director	December 2011 to present
Buccaneer Gold Corp. (3)	Director	November 2009 to present
SG Spirit Gold Inc. (4)	President and Chief Executive Officer	October 2009 to present
	Interim Chief Financial Officer and	October 2009 to January 2010
	Director	November 2009 to present
	Vice President, Finance	August 2008 to December 2009
	Chief Financial Officer	August 2008 to December 2009
Ranger Canyon Energy Inc. (5)	Director	May 2008 to September 2011
	Chief Executive Officer and	October 2008 to September 2011
	Chief Financial Officer	October 2008 to September 2011
New Cantech Ventures Inc. (6)	Director	January 1991 to May 2008

(1)	Camex Energy Corp. is a NEX-listed issuer.
(2)	Intensity Company Inc. is an industrial TSXV listed issuer.
(3)	Buccaneer Gold Corp. is a mineral exploration TSXV listed issuer.
(4)	SG Spirit Gold Inc. (formerly Ruby Red Resources Inc.) is a mineral exploration TSXV listed issuer.
(5)	Ranger Canyon Energy Inc. is a private Alberta, Canada oil and gas company seeking listing on the TSXV.
(6)	New Cantech Ventures Inc. is an oil and gas and mineral exploration (diamonds and gold) TSXV listed issuer.

Peter C. Minuk
Secretary and Treasurer and Director

Mr. Minuk was appointed as Vice-President, Finance (“VP, Finance”) and a director of our company in March 2007. He resigned as VP, Finance effective January 31, 2009 and was subsequently appointed Secretary and Treasurer on August 11, 2009 following the resignation of Kiomi Mori from this office. Mr. Minuk has more than 24 years of experience in finance and investment as well as experience in project management, training and developing staff and client relationships. From February 1, 2009 to May 31, 2009, he provided limited consulting services to our company. From April 2, 2011 to the present time, Mr. Minuk has been providing freelance management and consulting services to unrelated companies. From June 1, 2009 to April 1, 2011, Mr. Minuk was a business analyst consultant for Industry Canada where he was responsible for reviewing proposals relating to regional development of public infrastructure projects and providing oversight over 40 projects assigned to him by the Fed Dev Ontario which is responsible for administering a variety of government stimulus programs, resources and initiatives for the southern Ontario region. Prior to joining our company, from 1990 to 2006, Mr. Minuk was employed by BMO InvestorLine (“BMO”) in connection with implementing project management protocols. Mr. Minuk received a Masters Certificate in Project Management from the Schulich School of Business, York University in 2005. He obtained his FCSI (Fellow of the Canadian Securities Institute) in 1989 and completed the Business Administration program from Southern Alberta Institute of Technology in 1985.

During the prior five years, Mr. Minuk has been an officer and/or director of the following public companies.

Name of Company	Position(s) Held	Term of Office
Buccaneer Gold Corp. (1)	Secretary-Treasurer	April 2011 to present

(1)	Buccaneer Gold Corp. is a mineral exploration TSXV listed issuer.

Mr. Minuk devotes approximately 25% of his time in consulting services to our company. He provides 75% of his time to unrelated companies. There is no management consulting agreement in force at this time nor has Mr. Minuk entered into a non-competition and non-disclosure agreement with our company.

Yves Pierre Clement, P. Geo.
Vice-President, Exploration

Mr. Clement was appointed Vice-President, Exploration of our company in May 2006. Mr. Clement has over 23 years experience in the generation, evaluation and development of a wide variety of mineral resources hosted by a broad spectrum of geological environments in Canada and South America. Prior to joining our company, Mr. Clement was senior project geologist for Lake Shore Gold Corp. in the Timmins lode gold camp from August 2005 to April 2006 and was formerly exploration manager for Aurora Platinum Corp.’s Sudbury operations from August 2000 to July 2005. Prior to joining Aurora, Mr. Clement was senior project geologist/exploration manager for Southwestern Resources Corp. where he was responsible for the generation of precious and base metal exploration opportunities in Peru and Chile. Mr. Clement’s experience will allow us to further maximize the value of our existing portfolio of projects, as well as allowing us to expand our strategy of growth through strategic acquisitions.

During the prior five years, Mr. Clement has been an officer and/or director of the following public companies:

Name of Company	Position(s) Held	Term of Office
Ginguro Exploration Inc. (1)	Vice President, Exploration	March 2005 to July 2009

(1)	Ginguro Exploration Inc. is a gold exploration TSXV listed issuer.

As of the date of this Report, Mr. Clement devotes approximately 90% of his time in consulting services to our company. He provides 10% of his time to unrelated companies. Our company and Mr. Clement entered into a management consulting agreement on May 1, 2006 for a three year term expiring on May 1, 2009 which agreement has been renewed from time to time and has been superseded by a management consulting agreement dated March 1, 2011 (the “Clement Agreement”) for a three year term expiring on March 1, 2014 (see “Management Consulting Agreements - Management Consulting Agreement with Vice-President, Exploration”). Mr. Clement has not entered into a non-competition and non-disclosure agreement with our company.

Victor Nkansa, CA, BA, Economics, MBA, Finance
Vice-President, Ghana Operations

Mr. Nkansa was appointed as Vice-President, Ghana Operations of our company in December 2009. Mr. Nkansa has assumed the responsibilities of this position previously held by Mr. Alhaji Abudalai, which includes overseeing our operations in Ghana under the supervision of our President and CEO, Paul Zyla and James Longshore, who is also the President and General Manager of our Ghanaian subsidiaries. Mr. Nkansa is also the Secretary and a director of our Ghanaian subsidiaries. Mr. Nkansa is familiar and experienced with respect to obtaining mining leases, prospecting and reconnaissance licenses and the government regulations relating thereto and is knowledgeable in connection with environmental and forestry issues, immigration and customs affairs. His experience and background will assist us with respect to acquiring approvals, prospecting licenses, mining leases and related permits and renewals from the relevant government authorities in order to advance our operations in Ghana and acting as our primary government liaison in connection therewith. Mr. Nkansa has more than 27 years of business experience, the last 13 years of which have been in the mining industry. Since 2004, he has been the Controller of our Ghanaian subsidiaries where his responsibilities include the provision of accounting services and assisting with the facilitation of license renewals with respect to our property interests.

During the prior five years, Mr. Nkansa has not been an officer and/or director of any other public companies.

As at the date of this Report, Mr. Nkansa devotes a variable amount of his time in consulting services to our company, as he is currently engaged on an “as needed” basis. Our company and Mr. Nkansa entered into a management consulting agreement on June 1, 2010 (the “Nkansa Agreement”) for a one year term expiring on June 1, 2011. The Nkansa Agreement was renewed for a subsequent one year term expiring on May 31, 2012 (see “Management Consulting Agreements - Management Consulting Agreement with Vice-President, Ghana Operations”). Mr. Nkansa has not entered into a non-competition and non-disclosure agreement with our company.

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

Mr. Casaceli received a M.S. in Geology from Oregon State University and a B.A. in Geology from the University of Colorado.

During the prior five years, Mr. Casaceli has been an officer and/or director of the following public companies.

Name of Company	Position(s) Held	Term of Office
Creso Exploration Inc. (1)	President and Chief Executive Officer	July 2010 to present
Franc-Or Resources Corporation (2)	President and Chief Executive Officer	1996 to 2008

(1)	Creso Exploration Inc. is a mineral exploration TSXV listed issuer.
(2)	Pursuant to a business combination in 2009, Franc-Or Resources Corporation is now Crocodile Gold Inc., a gold exploration and mining TSX listed issuer.

James Harold Schweitzer
Director

Mr. Schweitzer was appointed as a director of our company in June 2011. Mr. Schweitzer has been employed in the investment industry in Canada, in particular, in the securities sector, in various capacities for 55 years. Mr. Schweitzer was employed as a registered representative (“Registered Representative”) with Haywood Securities Inc. (“Haywood”) since February 2003 to June 2011, at which time he resigned from Haywood. His former employment as a Registered Representative of Haywood was approved by IIROC (Investment Dealers Association of Canada). As a Registered Representative, Mr. Schweitzer acted as an account executive and investment advisor for clients whereby, among other things, Mr. Schweitzer was licensed to provide advice to clients as to which securities (primary resource stocks) a client can buy and sell. Prior thereto, Mr. Schweitzer became a director and shareholder in the brokerage firm of Wills Bickle and Co. Ltd. in 1975. In 1979, he joined McDermid Miller and McDermid (“McDermid”) as a Registered Representative and was appointed as a trading officer for Ontario and was in charge of McDermid’s Toronto branch office until its merger with St. Lawrence Securities in 1984. Mr. Schweitzer remained with McDermid through two mergers with other brokerage firms over the years until 2000 when Raymond James Financial Inc. (“Raymond James”) acquired the then named firm of Goepel McDermid Inc. He resigned as trading officer of Raymond James in 2002.

During the prior five years, Mr. Schweitzer has been an officer and/or director of the following public companies.

Name of Company	Position(s) Held	Term of Office
Ranger Canyon Energy Inc. (1)	Director	May 2008 to September 2011

(1)	Ranger Canyon Energy Inc. is a private Alberta, Canada oil and gas company seeking listing on the TSXV.

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

Corporate Governance Matters

Audit Committee

As our company is also a reporting issuer in Canada, we are required to have an audit committee that complies with the requirements of Multilateral Instrument 52-110 – Audit Committees. Prior to becoming a issuer, in November 2009, our Board determined it advisable and in the best interests of our stockholders to establish an audit committee (the “Audit Committee”).

Our Audit Committee assists our Board in fulfilling its oversight responsibility relating to:

  the integrity of our financial statements;

  our compliance with legal and regulatory requirements; and

  the qualifications and independence of our independent registered public accountants.

Our Audit Committee has adopted a written charter pursuant to which the committee provides: (i) an independent review and oversight of our company’s financial reporting processes, internal controls and independent auditors; (ii) a forum separate from Management in which auditors and other interested parties can candidly discuss concerns. By effectively carrying out its functions and responsibilities, our Audit Committee helps to ensure that: (i) Management properly develops and adheres to a sound system of internal controls; (ii) procedures are in place to objectively assess Management’s practices and internal controls; and (iii) the outside auditors, through their own review, objectively assess our company’s financial reporting practices. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for our company.

Our Audit Committee is composed of three directors; namely Richard Grayston, who is also Chair of our Audit Committee, Robert Casaceli and James Schweitzer, all of whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ and within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration.

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

Audit Committee Financial Expert

Richard Grayston is an “audit committee financial expert” within the meaning of Item 401(h)(1) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates and accruals, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, (d) understands internal controls over financial reporting (e) understands audit committee functions, and (f) is an independent director.

Code of Ethics

In December 2009, we adopted a new and expanded Code of Ethics applicable to our principal executive officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code; and (e) accountability for adherence to the Code. A copy of our Code of Ethics was previously filed as an exhibit to our annual report filed on Form 10-K for the year ended December 31, 2009. We will provide a copy of our Code of Ethics, without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices.

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

A majority of the persons serving on our Board must be “independent”. Thus, the committee has considered transactions and relationships between each director or any member of his immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates. As a result of this review, the committee affirmatively determined that each of Messrs. Grayston, Casaceli and Schweitzer are independent.

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

Director Qualification

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee to recommend to our Board, and for our Board to conclude that the individual should be serving as a director of Xtra-Gold.

Paul Zyla – Mr. Zyla’s extensive career in leadership positions in the mining industry and, in particular, his previous success as CEO with Carib Gold and other junior exploration companies, were factors considered by the Nominating and Corporate Governance Committee and our Board.

Richard W. Grayston – Mr. Grayston’s extensive experience as a CGA and Ph.D., together with his previous directorships and/or position as Chief Financial Officer of four mineral exploration public companies prior to joining our company, were factors considered by the Nominating and Corporate Governance Committee and our Board. Currently, Mr. Grayston is President of two mineral exploration issuers and the Audit Committee Chair of two other mineral exploration issuers in Canada.

Peter Minuk – Mr. Minuk’s extensive experience with respect to project management and his years of experience at the Bank of Montreal were factors considered by the Nominating and Corporate Governance Committee and our Board.

Robert J. Casaceli – Mr. Casaceli is currently President and Chief Executive Officer of Creso Exploration Inc. and, together with his former position of Chief Geologist at Franco-Nevada U.S. Corporation, were factors considered by the Nominating and Corporate Governance Committee and our Board.

James H. Schweitzer – Mr. Schweitzer’s extensive career as a trader, salesman in the investment industry makes him knowledgeable with respect to markets and companies and, together with his financial knowledge, were factors considered by the Nominating and Corporate Governance Committee and our Board. In addition to keeping up to date with the changing rules and policies of the Securities Regulators under which he operated, he also had to monitor and keep abreast of all the economic factors that would affect the financial health of his clientele.

In addition to the each of the individual skills and background described above, the Nominating and Corporate Governance Committee and our Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Compensation Committee

We established a compensation committee (the “Compensation Committee”) in November 2009. The Compensation Committee has adopted a written charter pursuant to which the committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans. Our Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers. Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for 2011. The Compensation Committee is composed of three directors; namely Richard Grayston, Robert Casaceli, who is also Chair of our Compensation Committee, and James Schweitzer, all of whom have been determined by the Board to be “independent,” as defined in the Marketplace Rules of the NASDAQ and within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during each of the two fiscal years ended December 31, 2011 and 2010 respectively, to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011. The value attributable to any option awards is computed in accordance with ASC 718 (Accounting Standards Codification, Topic 718).

SUMMARY COMPENSATION TABLE

NONQUALIFIED
						NON-EQUITY	DEFERRED
NAME AND				STOCK	OPTION	INCENTIVE PLAN	COMPENSATION	ALL OTHER
PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	EARNINGS	COMPENSATION	TOTAL
POSITION	YEAR	($)	($)	($)	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Paul Zyla CEO (1) (2)	2011 2010	0 0	0 0	0 0	0 69,956	0 0	0 0	36,720 6,794	36,720 76,750
James Longshore Former CEO, CFO (1) (3)	2011 2010	0 0	0 0	0 0	0 43,898	0 0	0 0	220,293 179,811	220,293 223,709
Yves Clement Vice-President, Exploration (1) (4)	2011 2010	0 0	0 0	0 0	124,000 0	0 0	0 0	153,000 116,472	277,000 116,472

(1)

The fair value of these options has been calculated in accordance with ASC718 under US GAAP. The grant date fair value does not materially differ from that calculated under the CICA Handbook or International Financial Reporting Standards. The methodology used to calculate the grant date fair value was the Black-Scholes method, with a volatility assumption of 95%, an expected life of three years and an interest free rate of 2%.

(2)

Mr. Zyla was appointed as our President and CEO effective June 1, 2010. Our company entered into a management consulting agreement with Mr. Zyla on September 1, 2010 which has been superseded by the Zyla Agreement entered into with Mr. Zyla during the Fiscal Year (see “Management Consulting Agreements – Management Consulting Agreement with President and Chief Executive Officer”). Mr. Zyla received the compensation noted above under “All Other Compensation” for the provision of consulting services to our company.

(3)

Mr. Longshore resigned as our CEO and CFO and as a director of our company effective June 1, 2010. Our company previously entered into a management consulting agreement (the “Brokton Agreement”) with Brokton International Ltd. (“Brokton”), a corporation of which Mr. Longshore is the sole officer, director and shareholder from which Mr. Longshore received this compensation for the provision of consulting services as the general manager of XG Mining and XGEL (see “Management Consulting Agreements – Management Consulting Agreement with Brokton”). With respect to the compensation noted above under “All Other Compensation”: (a) in 2010, Mr. Longshore received (i) $95,000 for the provision of consulting services to our company, except for $3,325 which was paid to him for director fees; and (ii) $81,486 in gold bullion from Ravenclaw; and (b) in 2011, Mr. Longshore received (i) $120,000 for the provision of consulting services to our company; and (ii) $102,646 from Ravenclaw (see Item 13 – Certain Relationships, Related Transactions, and Director Independence – Consulting Agreement with Principal Shareholder” for further details).

(4)

Mr. Clement was appointed as our Vice-President, Exploration on May 1, 2006. Our company entered into a management consulting agreement with Mr. Clement on March 1, 2006 which expired on May 1, 2009 and has been renewed from time to time. During the Fiscal Year, our company entered into the Clement Agreement with Mr. Clement (see “Management Consulting Agreements – Management Consulting Agreement with Vice-President, Exploration”). Mr. Clement received the compensation noted above under “All Other Compensation” for the provision of consulting services to our company.

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

In 2010, Mr. Longshore did not receive any monetary compensation in his capacity as our CEO or as our CFO. In 2010 and in the Fiscal Year, Mr. Longshore received a compensation package, through Brokton, for providing his consulting services as general manager to XG Mining and XGEL as noted under “Management Consulting Agreements – Management Consulting Agreement with Brokton”. Mr. Longshore was reimbursed for out-of-pocket expenses incurred on behalf of our company in connection with carrying out his duties and responsibilities. The terms of any future compensation to be paid to Mr. Longshore will be determined by our Compensation Committee. At such time, our Compensation Committee will consider a number of factors in determining Mr. Longshore’s compensation including the scope of his duties and responsibilities to our company and our subsidiaries, the time he devotes to our business, his length of service to our company and industry standards for compensation paid for similar positions in other comparable reporting companies and whether to consult with any experts or third parties in fixing such compensation.

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

Management Consulting Agreement with President and Chief Executive Officer

We entered into a management consulting agreement with our President and CEO, Paul Zyla, dated September 1, 2010 for the provision of his services as our President and CEO. This agreement was not for a defined term and may be terminated by Mr. Zyla upon 60 days’ notice. Our CEO was paid CAD$2,000 (USD$2,040) at the commencement of each calendar quarter and was reimbursed for certain expenses incurred in performing his duties to our company. Our CEO provided certain services to our company including, but not limited to, the stewardship of our company, overseeing day-to-day managerial functions of our business, reviewing all business opportunities, reporting to our Board and performing the duties and responsibilities generally associated with being the most senior executive of a reporting company. This agreement has been superseded by the Zyla Agreement noted hereunder.

Our company entered into the Zyla Agreement with our President and CEO, Paul Zyla for a term of one year which expired on December 31, 2011. As of the date of this Report, Mr. Zyla provides his services to our company on a month-to-month basis. Our CEO is paid CAD$3,000 (USD$3,060) per month to provide the services set forth in the preceding paragraph and is reimbursed for certain expenses incurred in performing his duties to our company. There is no provision for a payment to be made to our CEO in the event of Mr. Zyla’s termination, without cause.

Management Consulting Agreement with Brokton

We entered into a management consulting agreement on January 3, 2009 with Brokton to provide the consulting services of our Chief Executive Officer at the time, James Longshore, as general manager for XG Mining and XGEL for a one year term which expired on December 31, 2009. Brokton was paid $5,000 per month for providing Mr. Longshore’s services. Brokton was reimbursed for certain expenses incurred by Mr. Longshore in performing his duties to our Ghanaian subsidiaries. This agreement has been superseded by the Brokton Agreement noted hereunder.

Our company entered into the Brokton Agreement with Brokton to provide the consulting services of James Longshore, as general manager for XG Mining and XGEL for a one year term which expired on December 31, 2010. Pursuant to the Brokton Agreement, Brokton is paid $10,000 per month for providing Mr. Longshore’s services and is reimbursed for certain expenses incurred by Mr. Longshore in performing his duties to our Ghanaian subsidiaries. Either Brokton or our company may terminate the Brokton Agreement, without reason or cause, by providing one month’s written notice in advance of such termination. This agreement provides for a payment of one month of consulting fees to Brokton in lieu of notice being provided by our company. The Brokton Agreement was renewed by way of renewal agreement on November 30, 2010 for a one year term commencing on January 1, 2011 and expiring on December 31, 2011. As of the date of this Report, Brokton provides Mr. Longshore’s services to our company on a month-to-month basis.

Management Consulting Agreement with Chief Financial Officer

We entered into the Ross Agreement with our CFO, John Ross for the provision of his services as CFO of our company. This agreement is not for a defined term. Our CFO is paid CAD$500 (USD$510) per day and is reimbursed for certain expenses incurred in performing his duties to our company. Our CFO provides certain accounting services to our company including, but not limited to, financial and general management duties, accounting, financial and reporting control and regulatory reporting duties. Our company may give written notice to our CFO of our intention to terminate the Ross Agreement on the date therein specified in the notice which shall in any event be a date at least 15 and not more than 30 days after giving of such notice. Our CFO may terminate the Ross Agreement at any time upon providing our company with 60 days’ notice. There is no provision for a payment to be made to our CFO in the event of early termination of the Ross Agreement, without cause.

Management Consulting Agreement with Vice-President, Exploration

We entered into a management consulting agreement with our Vice-President, Exploration (“VPE”), Yves Clement, on May 1, 2006 for a term of 36 months which expired on May 1, 2009. Prior to the expiration of this agreement, we negotiated terms for renewal of this agreement for a further one year term with our VPE. Pursuant to this agreement, our VPE is paid approximately CAD$10,000 (USD$10,200) per month and is reimbursed for certain expenses incurred in performing his duties to our company. Our VPE shall be paid compensation equivalent to 18 months’ fees, based on the rate of compensation being paid at the relevant time in the event of (i) termination without cause; or (ii) a Change of Control. Our VPE provides certain consulting services to our company including, but not limited to, making project or property site attendances as may be required from time to time, preparing progress reports with respect to our mineral exploration projects, conducting due diligence as may be required from time to time in connection with potential mineral properties; reviewing geological data and liaising with principal owners of mineral properties in which our company may wish to acquire an interest, meeting with government authorities and retaining technical experts, making recommendations to the Board and its relevant committees with respect to the acquisition and/or abandonment of mineral exploration properties and preparing and implementing, subject to Board approval, plans for the operation of our company including plans for exploration programs, costs of operations and other expenditures in connection with our mineral projects. This agreement has been superseded by the Clement Agreement noted hereunder.

Our company entered into the Clement Agreement with our VPE for a term of three years which will expire on March 1, 2014. The Clement Agreement supersedes the May 1, 2006 agreement or any renewal thereof. Our VPE is paid CAD$12,500 (USD$12,225) per month to provide the services set forth in the preceding paragraph and is reimbursed for certain expenses incurred in performing his duties to our company. In the event that our company terminates the Clement Agreement prior to September 30, 2012 (the “Early Termination”), our VPE shall be paid additional remuneration of CAD$10,000 (USD$10,200) per month for each additional month of Early Termination. In the event that our company terminates the Clement Agreement on or after October 1, 2012, then no additional remuneration shall be owed and paid to the VPE.

Management Consulting Agreement with Vice-President, Ghana Operations

We entered into the Nkansa Agreement with our Vice-President, Ghana Operations (“VPGO”), Victor Nkansa for a term of one year which expired on June 1, 2011. As of the date of this Report, the Nkansa Agreement has been renewed by way of renewal agreement for a further term of one year commencing on June 1, 2011 and expiring on May 31, 2012. Our VPGO is paid $2,500 per month by XG Mining to provide his consulting services on an “as needed” basis. There is no provision for a payment to be made to our VPGO in the event of early termination of the Nkansa Agreement, without cause.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning our grant of options to purchase shares of our common stock during the fiscal year ended December 31, 2011 to each person named in the Summary Compensation table.

EQUITY
INCENTIVE
								EQUITY	PLAN
								INCENTIVE	AWARDS
								PLAN	MARKET OR
							MARKET	AWARDS	PAYOUT
							VALUE	NUMBER OF	VALUE OF
			EQUITY				OF	UNEARNED	UNEARNED
			INCENTIVE			NUMBER	SHARES	SHARES,	SHARES,
			PLAN AWARDS			OF SHARES	OR UNITS	UNITS OR	UNITS OR
	NUMBER OF	NUMBER OF	NUMBER OF			OR UNITS	OF	OTHER	OTHER
	SECURITIES	SECURITIES	SECURITIES			OF STOCK	STOCK	RIGHTS	RIGHTS
	UNDERLYING	UNDERLYING	UNDERLYING			THAT	THAT	THAT	THAT
	UNEXERCISED	UNEXERCISED	UNEXERCISED	OPTION		HAVE	HAVE	HAVE	HAVE
	OPTIONS	OPTIONS	UNEARNED	EXERCISE	OPTION	NOT	NOT	NOT	NOT
	(#)	(#)	OPTIONS	PRICE	EXPIRATION	VESTED	VESTED	VESTED	VESTED
NAME	EXERCISABLE	UNEXERCISABLE	(#)	($)	DATE	(#)	($)	(#)	(#)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Paul Zyla	0	0	0	N/A	N/A	0	0	0	0
James Longshore	0	0	0	N/A	N/A	0	0	0	0
Yves Clement	45,000	55,000	0	1.95	March 1, 2014	55,000	0	0	0

2011 10% Rolling Stock Option Plan

During the Fiscal Year, our Board considered and believed that it was advisable and in the best interests of our company to terminate the fixed 2005 Equity Incentive Compensation Plan and replace it with a new 10% rolling stock option plan (the “2011 Plan”). On May 12, 2011, our Board authorized, approved and adopted our 2011 Plan which received approval by our stockholders at our annual and special stockholders’ meeting held on June 10, 2011 (the “2011 ASM”). We subsequently received final acceptance of the 2011 Plan from the TSX on July 13, 2011. The 2011 Plan replaced our 2005 Equity Incentive Compensation Plan. As of the date of this Report, total of 4,366,117 shares of our common stock have been reserved for issuance under the 2011 Plan. As at the date of this Report, we have granted options to purchase an aggregate of 1,957,000 shares of our common stock. During the Fiscal Year, 130,000 options were cancelled pursuant to Board approval. Subsequent to the Fiscal Year, 110,000 options were exercised by a consultant.

The terms of the 2011 Plan are in compliance with the policies of the TSX. Our Board is of the opinion that the implementation of the 2011 Plan and the effective increase in the number of common shares available for issuance pursuant to the granting of stock options under the 2011 Plan will assist our company in continuing to attract, retain and motivate our directors, officers, key employees and consultants and other eligible persons (the “Eligible Persons”) whose contributions are important to the future success of our company.

General

Any capitalized terms not specifically defined in this section have the meaning ascribed in the 2011 Plan.

Purpose of the 2011 Plan

The purpose of the 2011 Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our company’s business and an added incentive to continue to advance and contribute to our company.

Eligibility

Eligible Persons of our company are eligible to receive stock grants and NSO’s under the 2011 Plan. As we obtained stockholder approval of the 2011 Plan at the 2011 ASM, our company is permitted to issue options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.

Administration

As of the date of this Report, the Plan is administered by our Compensation Committee who determines from time to time those of the Eligible Persons to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the dates such Plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the 2011 Plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by our Compensation Committee. Our Board approves grants of non-qualified stock options on recommendation from our Compensation Committee.

Shares Subject to Awards

Pursuant to the 2011 Plan, our company may issue no more than 10% of our issued and outstanding common shares in the aggregate from time to time, and a maximum of 5% of the common shares may be issued to any one Eligible Person, except consultants, in any 12 month period, unless disinterested stockholder approval is obtained. The maximum number of common shares that may be issued to a consultant under the 2011 Plan in a 12 month period shall not exceed 2% of the common shares outstanding. The number of securities issuable to our company’s insiders, at any time, under all security-based compensation arrangements, shall not exceed 10% of the issued and outstanding securities and the number of securities issued to insiders, within any one-year period, under all security-based compensation arrangements, shall not exceed 10% of the issued and outstanding securities. Common shares used for stock grants and the 2011 Plan options may be authorized and unissued shares or shares reacquired by our company. Common shares covered by the 2011 Plan options which terminate unexercised or shares subject to stock awards which are forfeited or cancelled will again become available for grant as additional options or stock awards, without decreasing the maximum number of shares issuable under the 2011 Plan.

Terms of Exercise

The 2011 Plan provides that the options granted thereunder shall be exercisable from time to time in whole or in part, unless otherwise specified by our Compensation Committee, and provided that no option shall have a term exceeding 10 years.

Exercise Price

The purchase price for common shares subject to options is determined at the time of grant by our Board or our Compensation Committee at the discretion of our Board. The exercise price shall not be less than the closing price of the common shares on the TSX, on the trading day immediately preceding the day of the grant of the option. If the purchase price is paid with consideration other than cash, the Compensation Committee shall determine the fair value of such consideration to our company in monetary terms. The appropriate adjustment in any particular circumstance shall be conclusively determined by our Compensation Committee in its sole discretion, subject to approval by the stockholders of our company and to acceptance by the TSX respectively, if applicable.

Option Period

The period during which options may be exercised shall be determined by our Board in its discretion, to a maximum of 10 years from the date that the option is granted and the options shall vest on the date of the grant, except that options issued to persons employed in Investor Relations Activities must vest in stages over not less than 12 months with no more than one-quarter (1/4) of the options vesting in any three month period.

Reduced Option Period due to Termination of Employment or Death

Termination of Employment

If a Participant shall:

(a)	cease to be a director or officer of our company and any of our Designated Affiliates, as defined in the 2011 Plan, (and is not or does not continue to be an employee thereof); or

(b)

cease to be employed by our company or any of our Designated Affiliates or to provide consulting services to our company or any of its Designated Affiliates (and is not or does not continue to be a director or officer thereof) for any reason (other than death) or shall receive notice from our company or any of our Designated Affiliates of the termination of his or her employment or provision of consulting services (collectively, “Termination”) he or she may, but only within 365 days next succeeding such Termination, or for such shorter period of time as may be set forth in the Option Agreement, exercise his or her Options to the extent that he or she was entitled to exercise such Options at the date of such Termination, provided that in no event shall such right extend beyond the Option Period. This section is subject to any agreement with any director or officer of our company or any of our Designated Affiliates with respect to the rights of such director or officer upon Termination or change in control of our company.

Death of Participant

In the event of the death of a Participant who is a director or officer of our company or any of our Designated Affiliates or who is an employee having been continuously in the employ of our company or any of our Designated Affiliates or who has continuously provided consulting services to our company or any of our Designated Affiliates for one year from and after the date of the granting of his or her Option, the Option theretofore granted to him or her shall be exercisable within the 365 days next succeeding such death and then only:

(a)	by the person or persons to whom the Participant’s rights under the option shall pass by the Participant’s will or the laws of descent and distribution; and

(b)	to the extent that he or she was entitled to exercise the Option at the date of his or her death, provided that in no event shall such right extend beyond the Option Period.

The Option Period may be reduced in the event of termination of employment or death of the Participant as provided for in the 2011 Plan.

Transferability

The benefits, rights and options accruing to any Optionee in accordance with the terms and conditions of the 2011 Plan shall not be transferable or assignable by an Optionee unless specifically provided herein. During the lifetime of a Participant, all benefits, rights and options shall only be exercised by the Optionee or by his or her guardian or legal representative.

Amendment, Modification or Termination of the 2011 Plan

Subject the requisite stockholder and regulatory approvals set forth under subparagraphs (a) and (b) below, our Board or our Compensation Committee may from time to time amend or revise the terms of the 2011 Plan or may discontinue the 2011 Plan at any time provided however that no such right may, without the consent of the Optionee, in any manner adversely affect his rights under any Option theretofore granted under the 2011 Plan.

(a)	subject to receipt of requisite stockholder and regulatory approval, our Board may make the following amendments to the 2011 Plan:

(i)

any amendment to the number of securities issuable under the 2011 Plan, including an increase to a fixed maximum number of securities or a change from a fixed maximum number of securities to a fixed maximum percentage. A change to a fixed maximum percentage which was previously approved by stockholders will not require additional stockholder approval;

(ii)	any change to the definition of “Participants” or an “Optionee” which would have the potential of narrowing or broadening or increasing insider participation;

(iii)	the addition of any form of financial assistance;

(iv)	any amendment to a financial assistance provision which is more favorable to Participants or Optionees;

(v)	any addition of a cashless exercise feature, payable in cash or securities which does not provide for a full deduction in the number of underlying securities from the 2011 Plan;

(vi)	the addition of deferred or restricted share unit or any other provision which results in Optionees receiving securities while no cash consideration is received by our company; and

(vii)

any other amendments that may lead to significant or unreasonable dilution on our outstanding securities or may provide additional benefits to Optionees, especially to insiders of our company, at the expense of our company and our existing stockholders.

(b)

subject to receipt of requisite regulatory acceptance, where required and, subject to “Delegation to Compensation Committee, Our Board, in its sole discretion, may make all other amendments to the 2011 Plan that are not of the type contemplated in paragraph (a) above, including, without limitation:

(i)	amendments of a housekeeping nature;

(ii)	the addition of or a change to vesting provisions of a security or the 2011 Plan; and

(iii)	a change to the termination provisions of a security or the 2011 Plan which does not entail an extension beyond the original expiry date.

(c)

notwithstanding the provisions of subparagraph (b) above, our company shall additionally obtain requisite stockholder approval in respect of amendments to the 2011 Plan that are contemplated pursuant to subparagraph (b) to the extent such approval is required by any applicable law or regulations.

Disinterested stockholder approval, pursuant to the Policies of the TSX, is required for any reduction in the exercise price of options, if the Optionee is an insider of our company at the time of the proposed amendment.

Compensation of Directors

We established compensation arrangements for our directors for each individual’s service and expense on our Board in March 2007. Directors’ fees are paid on a quarterly basis. As of December 31, 2011, we did not pay fees to directors for their attendance at Board meetings.

The following table sets forth information relating to the compensation paid to our directors for the fiscal year ended December 31, 2011:

DIRECTOR COMPENSATION

	FEES				NON-QUALIFIED
	EARNED			NON-EQUITY	DEFERRED
	OR PAID	STOCK	OPTION	INCENTIVE PLAN	COMPENSATION	ALL OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	EARNNGS	COMPENSATION	TOTAL
NAME	($)	($)	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Richard Grayston (1)	8,160	0	0	0	0	0	8,160
Peter Minuk (1)	6,120	0	0	0	0	0	6,120
Robert Montgomery (1)(2)	3,060	0	0	0	0	0	3,060
Robert Casaceli (2)	6,000	0	0	0	0	0	6,000
James Schweitzer (3)	3,060	0	120,206	0	0	0	123,266

(1)

The fair value of these options has been calculated in accordance with ASC718 under US GAAP. The grant date fair value does not materially differ from that calculated under the CICA Handbook or International Financial Reporting Standards. The methodology used to calculate the grant date fair value was the Black-Scholes method, with a volatility assumption of 95%, an expected life of three years and an interest free rate of 2%.

(2)	Mr. Montgomery was not re-elected as a director at the 2011 ASM.
(3)	Mr. Schweitzer was appointed as a director at the 2011 ASM.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 29, 2012, we had 44,569,217 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 29, 2012 relating to the beneficial ownership of shares of our common stock by:

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

	AMOUNT AND NATURE		PERCENTAGE
NAME OF BENEFICIAL OWNER	OF BENEFICIAL OWNERSHIP		OF CLASS

Paul Zyla	504,250	shares (1)	1.13%
John C. Ross	50,000	shares (2)	0.11%
Richard W. Grayston	263,000	shares (3)	0.59%
Yves P. Clement	384,000	shares (4)	0.86%
Peter C. Minuk	170,000	shares (5)	0.38%
Victor Nkansa	18,000	shares (6)	0.04%
Robert J. Casaceli	75,000	shares (7)	0.17%
James H. Schweitzer	227,000	shares (8)	0.51%
Officers and Directors as a Group (8 persons)	1,691,250	shares (1) to (8)	3.79%
5% Stockholders
James Longshore	3,069,855	shares (9)	6.89%
Mark T. McGinnis	3,269,244	shares (10)	7.34%

(1)

Consists of (a) 396,250 shares of common stock; (b) 102,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; and (c) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2012.

(2)

Consists of (a) 45,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; and (b) 5,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2012. Does not include 40,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 2,500 in each month.

(3)

Consists of (a) 38,000 shares of common stock; and (b) 225,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(4)

Consists of (a) 374,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report; and (b) 10,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2012. Does not include 50,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 5,000 in each month.

(5)

Consists of (a) 20,000 shares of common stock; and (b) 150,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report.

(6)

Consists of (a) 17,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report; and (b) 1,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2012. Does not include (a) 6,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 500 in each month; (b) 3,000 shares issuable upon the exercise of options that have not yet vested and will vest on March 1, 2014.

(7)

Consists of (a) 69,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; and (b) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2012. Does not include 36,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(8)

Consists of (a) 200,000 shares of common stock; (b) 21,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable; and (c) 6,000 shares which shall become issuable upon options that shall vest and be exercisable within 60 days following the date of this Report; namely April 1 and May 1, 2012. Does not include 81,000 shares issuable upon the exercise of options that have not yet vested and will vest monthly as to 3,000 in each month.

(9)

Consists of (a) 70,000 shares of common stock; (b) 2,000,000 shares which are owned by Brokton International Ltd. (“Brokton”); (b) 774,855 shares which are owned by Sausilito Ltd.; and (c) 225,000 shares which can be acquired upon the exercise of options to purchase shares that have vested and are currently exercisable within 60 days of the date of this Report. Brokton is a Turks & Caicos Islands corporation, whose sole beneficial owner is James Longshore. Sausilito Ltd. is a Turks & Caicos Islands corporation, whose sole beneficial owner is James Longshore. Mr. Longshore exercises sole investment, voting and disposition powers over the shares included in the above table.

(10)

Consists of (a) 2,441,527 shares of common stock held by Mark McGinnis; and (b) 152,775 broker warrants, issued on closing of the IPO, which are exercisable into common stock within 60 days from the date of this Report; and (c) 675,242 shares of common stock held by his spouse of which an aggregate of 7,350 shares of common stock is held in trust for her children.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our outstanding equity compensation plans as of December 31, 2011:

	NUMBER OF	WEIGHTED
	SECURITIES TO BE	AVERAGE EXERCISE	NUMBER OF SECURITIES
	ISSUED UPON	PRICE OF	REMAINING AVAILABLE FOR
	EXERCISE OF	OUTSTANDING	FUTURE ISSUANCE UNDER
	OUTSTANDING	OPTIONS,	EQUITY COMPENSATION PLANS
	OPTIONS, WARRANTS	WARRANTS AND	(INCUDING SECURITIES
	AND RIGHTS	RIGHTS	REFLECTED IN COLUMN (A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders
2011 10% Rolling Stock Option Plan (1)	2,067,000	$1.07	2,300,921
TOTAL	2,067,000	$1.07	2,300,921

(1)	As of December 31, 2011, 100,000 options have been exercised under our company’s former 2005 Equity Incentive Compensation Plan by our former Project Manager, Operations.

A description of our 2011 10% Rolling Stock Option Plan is contained in this Report under Part III, Item 11 - “Executive Compensation - Stock Option Plans”.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting Agreement with Principal Shareholder

From February 1, 2004 through February 1, 2006, we were a party to a consulting agreement with Brokton, a company which, as of the date of this Report, owns 6.89% of our common stock and is one of only two shareholders that owns more than 5% of our issued and outstanding shares of common stock. Under the terms of this agreement, we engaged Brokton as a consultant to advise our Management with respect to hiring additional qualified management, providing support with respect to operational matters and government compliance in Ghana, mergers and acquisitions and financial advisory. James Longshore, our former President and a former director of our company, is the President of Brokton and exercises sole investment, voting and disposition powers over the shares of Brokton. Mr. Longshore is a director of our wholly-owned subsidiaries, XGEL and XOG Ghana (since April 2006) and Chief Operating Officer (since February 2007) and General Manager (since June 2006) and a director of XG Mining (since June 2006) and Chief Operating Officer (since February 2007) and General Manager (since June 2006) and a director and officer of Xtra Energy (since March 2007). From February 2004 to February 2006, we paid Brokton an aggregate of $53,176 for its consulting services and reimbursed Brokton for expenses incurred by Brokton on behalf of our company.

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

On June 1, 2010, we entered into the Brokton Agreement for the continued consulting services of Mr. Longshore as General Manager of our subsidiaries, XG Mining and XGEL, for a one year term which expired on December 31, 2010. During this term of the Brokton Agreement, we paid Brokton an aggregate of $95,000 and reimbursed Brokton for expenses incurred by Brokton on behalf of our company and our subsidiaries. The Brokton Agreement was renewed by way of renewal agreement on November 30, 2010 for a one year term commencing on January 1, 2011 and expiring on December 31, 2011. See “Executive Compensation – Summary Compensation Table” for all compensation paid to Brokton during the Fiscal Year. As of the date of this Report, Brokton provides Mr. Longshore’s services to our company on a month-to-month basis.

During the Fiscal Year, Mr. Longshore also received compensation of $102,646 from Ravenclaw for assisting Ravenclaw in fulfilling its agreement with our company. Ravenclaw entered into an agreement dated July 1, 2010 (the “Ravenclaw Agreement”) with our company for a term of one year whereby Ravenclaw will receive a maximum payment of 2% gross overriding royalty (“GOR”) on all placer gold produced by the independent Ghanaian contract miners who carry out recovery of placer gold operations at our Kibi and Pameng Projects. Ravenclaw is not entitled to receive the GOR until our company receives its 10% GOR on all placer gold produced from the contract miners. Ravenclaw has to the option to take their payment in cash or kind. The Ravenclaw Agreement is renewable on an annual basis.

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

Consistent with these standards, our Board has determined that Richard Grayston, Robert Casaceli and James Schweitzer are “independent”.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Davidson & Company LLP is our principal accountant for our audit of annual financial statements and review of the financial statements included in this Report and served as our independent registered public accounting firm for 2011 and 2010. The following table shows the fees that were billed for the audit and other services provided by such firm for 2011 and 2010.

	2011	2010
Audit Fees	$80,000	$70,000
Audit-Related Fees	12,000	11,000
Tax Fees	8,000	0
All Other Fees (1)	0	40,750
Total	$100,000	$121,750

(1)	Fees paid in connection with our IPO in Canada in November 2010.

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

Our Audit Committee has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by our Audit Committee. The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by our Audit Committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document

2.1	Stock Exchange Agreement dated October 31, 2003, by and between Xtra-Gold Resources Corp. and the former shareholders of Xtra Energy Corp. (formerly Xtra-Gold Resources, Inc.) (1)
3.1	Articles of Incorporation of Silverwing Systems Corporation filed on September 1, 1998 (1)
3.2	Articles of Amendment filed on August 19, 1999 to change our name to Advertain On-Line Inc. (1)
3.3	Articles of Amendment filed June 18, 2001 to change our name to RetinaPharma International, Inc. (1)
3.4	Articles of Amendment filed on October 8, 2001 to increase our capital stock from 25,000,000 to 100,000,000 shares (1)
3.5	Articles of Amendment filed December 16, 2003 to change our name to Xtra-Gold Resources Corp. and to increase our capital stock from 100,000,000 to 250,000,000 shares (1)
3.6	By-laws (1)
3.7	Articles of Amendment filed on June 15, 2011 to amend our articles of incorporation and by-laws (5)
3.8	Amended and restated by-laws (5)
4.1	Form of common stock purchase warrant (1)
4.2	Form of convertible debenture (1)
10.1	2005 Equity Compensation Plan (1)
10.2	Memorandum of Agreement dated October 28, 2003, by and between Xtra Energy Corp. (formerly Xtra-Gold Resources, Inc.) and Ranger Canyon Energy Inc. (formerly CaribGold Minerals, Inc.) (1)
10.3	Agreement dated February 16, 2004 by and between Xtra-Gold Resources Corp. and Akrokeri-Ashanti Gold Mines Inc. (1)
10.4	Share Purchase Agreement dated December 22, 2004 between Xtra-Gold Resources Corp. and 2058168 Ontario Inc., the trustee for the former note holders of Akrokeri-Ashanti Gold Mines Inc. (1)
10.5

Share Purchase Agreement dated December 22, 2004 among Xtra-Gold Resources Corp., 2058168 Ontario Inc., the trustee for the former debenture holders of Akrokeri-Ashanti Gold Mines Inc. and 2060768 Ontario Corp. (1)

10.6	Stock option agreement dated April 21, 2006 with Kiomi Mori, as optionee (1)
10.7	Stock option agreement dated May 1, 2006 with Yves Clement, as optionee (1)
10.8	Stock option agreement dated May 1, 2006 with Alhaji Abudulai, as optionee (1)
10.9	Stock option agreement dated August 1, 2006 with John Douglas Mills, as optionee (1)
10.10	Management consulting agreement dated May 1, 2006 with Yves Clement (1)
10.11	Management consulting agreement dated July 1, 2006 with Rebecca Kiomi Mori (1)
10.12	Management consulting agreement dated November 1, 2006 with Alhaji Nantogma Abudulai (1)
10.13	Mining lease with respect to the Kwabeng concession (1)
10.14	Mining lease with respect to the Pameng concession (1)
10.15	Prospecting license with respect to the Banso and Muoso concessions (1)
10.16	Prospecting license with respect to the Apapam concession (1)
10.17	Prospecting license with respect to the Edum Banso concession (1)
10.18	Option Agreement dated October 17, 2005 between Xtra-Gold Exploration Limited and Adom Mining Limited (1)
10.19	Consulting agreement dated January 17, 2006 between Xtra-Gold Mining Limited and Bio Consult Limited (1)
10.20	Purchase and Sale Agreement dated September 1, 2006 between Xtra Oil & Gas Ltd. and TriStar Oil & Gas Partnership (1)
10.21	Amending Agreement dated October 19, 2006 between Xtra-Gold Exploration and Adom Mining Limited (1)
10.22	Stock option agreement dated March 5, 2007 with Richard W. Grayston, as optionee (1)
10.23	Stock option agreement dated March 5, 2007 with Peter Minuk, as optionee (1)
10.24	Stock option agreement dated March 12, 2007 with Robert H. Montgomery, as optionee (1)
10.25	Stock option agreement dated March 12, 2007 with Brokton International Ltd., as optionee (1)
10.26	Stock option agreement dated March 12, 2007 with John Douglas Mills, as optionee (1)
10.27	Consulting agreement dated March 20, 2007 with JD Mining Ltd. (1)
10.28	Lease with 360 Bay Street Limited dated March 29, 2007 (1)
10.29	Termination agreement dated January 31, 2008 with JD Mining Ltd. and John Douglas Mills (1)
10.30	Mining lease with respect to the Apapam Concession (2)
10.31	Management consulting agreement dated January 3, 2009 with Brokton International Ltd. (3)
10.32	Stock option agreement dated January 15, 2010 with Radical Capital Ltd. (4)
10.33	Stock option agreement dated January 25, 2010 with Paul Zyla (4)
10.34	Stock option agreement dated February 1, 2010 with Robert Casaceli (4)
10.35	Stock option agreement dated February 1, 2010 with David Bell (4)
10.36	Amendment to option agreement dated June 1, 2010 with Paul Zyla (4)

Exhibit No.	Description of Document
10.37	Consulting agreement dated June 1, 2010 with Brokton International Ltd. (4)
10.38	Consulting agreement dated June 1, 2010 with Victor Nkansa (4)
10.39	Stock option agreement dated June 1, 2010 with Richard W. Grayston, as optionee (4)
10.40	Stock option agreement dated June 1, 2010 with Peter Minuk, as optionee (4)
10.41	Stock option agreement dated June 1, 2010 with Robert H. Montgomery, as optionee (4)
10.42	Stock option agreement dated June 1, 2010 with Brokton International Ltd., as optionee (4)
10.43	Stock option agreement dated June 1, 2010 with Windward Global Trading Inc., as optionee (4)
10.44	Stock option agreement dated June 1, 2010 with Laura Stein, as optionee (4)
10.45	Stock option agreement dated June 1, 2010 with Victor Nkansa, as optionee (4)
10.46	Stock option agreement dated July 1, 2010 with John C. Ross, as optionee (4)
10.47	Agreement dated July 1, 2010 with Ravenclaw Mining Limited (4)
10.48	Letter of intent dated July 21, 2010 with Verbina Resources Inc. (4)
10.49	Amendment to stock option agreement dated August 4, 2010 with Radical Capital Ltd. (4)
10.50	Management consulting agreement dated September 1, 2010 with Paul Zyla (4)
10.51	Management consulting agreement dated September 1, 2010 with John Ross (4)
10.52	Amending agreement (undated) between Xtra-Gold Exploration and Adom Mining Limited (4)
10.53	Escrow agreement dated November 22, 2010 with Olympia Transfer Services Inc. and Paul Zyla (4)
10.54	Renewal agreement dated November 30, 2010 with Brokton International Ltd. (4)
10.55	Letter of intent dated January 21, 2011 with Verbina Resources Inc. (4)
10.56	Management consulting agreement dated January 1, 2011 with Paul Zyla (4)
10.57	Form of stock option agreement dated February 15, 2011 with Denis Laviolette, as optionee (4)
10.58	Form of management consulting agreement dated March 1, 2011 with Yves Clement (4)
10.59	Form of stock option agreement dated March 1, 2011 with Yves Clement, as optionee (4)
10.60	Form of stock option agreement dated March 1, 2011 with Victor Nkansa, as optionee (4)
10.61	Form of stock option agreement dated March 1, 2011 with Michael Dwumfuor, as optionee (4)
10.62	Form of stock option agreement dated March 1, 2011 with Philip Schandorf, as optionee (4)
10.63	Mining lease with respect to the Banso Concession (4)
10.64	Mining lease with respect to the Muoso Concession (4)
10.65	Renewal agreement dated April 30, 2011 with Victor Nkansa *
10.66	Letter of intent dated May 13, 2011 with Norman Cay Development, Inc. *
10.67	Form of stock option agreement dated June 10, 2011 with James Schweitzer, as optionee *
10.68	Form of stock option agreement dated July 1, 2011 with San Diego Torrey Hills Capital, as optionee *
10.69	2011 10% Rolling Stock Option Plan (5)
14	Code of Ethics (3)
21	Subsidiaries of the Company *
31.1	Certification of principal executive officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of principal financial officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of principal executive officer, pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) *
32.2	Certification of principal financial officer, pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002) *

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.
(1)	Incorporated by reference to the registration statement on Form SB-2 on Form S-1, SEC File No. 333-139037
(2)	Incorporated by reference to the company’s 10-K annual report filed on March 27, 2009, SEC File No. 333-139037
(3)	Incorporated by reference to the company’s 10-K annual report filed on March 31, 2010, SEC File No. 333-139037
(4)	Incorporated by reference to the company’s 10-K annual report filed on March 31, 2011, SEC File No. 333-139037
(5)	Incorporated by reference to the company’s 8-K current report filed on June 16, 2011, SEC File No. 333-139037

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	XTRA-GOLD RESOURCES CORP.
(Registrant)

By /s/ Paul Zyla
Paul Zyla
President and Chief Executive Officer, principal executive officer

By /s/ John Charles Ross
John C. Ross
Chief Financial Officer, principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Zyla	President and Chief Executive Officer (principal executive officer) and Director	March 30, 2012
Paul Zyla

/s/ John C. Ross	Chief Financial Officer (principal financial officer)	March 30, 2012
John C. Ross

/s/ Richard W. Grayston	Chairman and Director	March 30, 2012
Richard W. Grayston

/s/ Peter C. Minuk	Director	March 30, 2012
Peter C. Minuk

/s/ Robert J. Casaceli	Director	March 30, 2012
Robert J. Casaceli

/s/ James H. Schweitzer	Director	March 30, 2012
James H. Schweitzer

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Xtra-Gold Resources Corp. and subsidiaries
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Xtra-Gold Resources Corp. and subsidiaries (an Exploration Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2011. Xtra-Gold Resources Corp. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xtra-Gold Resources Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from the beginning of the exploration stage on January 1, 2003 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2012

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS AT DECEMBER 31

	2011	2010
ASSETS
Current
Cash and cash equivalents	$4,498,753	$10,096,122
Investments, at fair value (cost of $1,870,648 (2010 - $78,318)) (Note 4)	2,531,644	129,141
Due from related party (Note 12)	213,872	—
Receivables and other assets	130,637	125,354

Total current assets	7,374,906	10,350,617
Restricted cash (Note 10)	220,961	220,000
Equipment (Note 5)	1,370,027	735,426
Mineral properties (Note 8)	857,422	1,713,862

TOTAL ASSETS	$9,823,316	$13,019,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$745,860	$517,236

Total current liabilities	745,860	517,236

Asset retirement obligation (Note 10)	171,395	155,395

Total liabilities	917,255	672,631

Stockholders’ equity
Capital stock (Note 11)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
44,569,217 common shares (2010 – 42,961,179 common shares)	44,569	42,961
Additional paid in capital	28,441,909	26,089,803
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(17,646,122)	(12,321,365)

Total Xtra-Gold Resources Corp. stockholders’ equity	9,412,592	12,383,635
Non-controlling interest	(506,531)	(36,361)

Total stockholders’ equity	8,906,061	12,347,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,823,316	$13,019,905

History and organization of the Company (Note 1)
Continuance of operations (Note 2)
Contingency and commitments (Note 16)
Subsequent events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	Year	Year
	January 1, 2003	Ended	Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010

EXPENSES (INCOME)
Amortization	$584,843	$284,413	$114,785
Exploration	21,502,980	6,465,637	2,992,932
General and administrative	7,609,010	1,278,577	1,355,399
Options receipts in excess of property value (Note 8)	(315,000)	(315,000)	—
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(29,407,833)	(7,713,627)	(4,463,116)

OTHER ITEMS
Foreign exchange gain	566,680	16,028	179,124
Interest expense	(241,936)	—	(1,283)
Realized gains on sales of trading securities	254,319	60,317	170,422
Net unrealized gain (loss) on trading securities	47,210	212,073	(98,290)
Other income	910,730	53,894	34,104
Recovery of gold	9,386,689	1,316,330	1,227,394
Gain on disposal of property	356,488	260,058	—
Write off of investment	(25,000)	—	(25,000)

	11,255,180	1,918,700	1,486,471

Consolidated loss for the period	(18,152,653)	(5,794,927)	(2,976,645)

Net loss (income) attributable to non-controlling interest	506,531	470,170	(40,268)

Net loss attributable to Xtra-Gold Resources Corp.	$(17,646,122)	$(5,324,757)	$(3,016,913)

Basic and diluted loss attributable to common shareholders per common share		$(0.12)	$(0.09)

Basic and diluted weighted average number of common shares outstanding		43,815,678	35,160,827

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	Year	Year
	January 1, 2003	Ended	Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(18,152,653)	$(5,794,927)	$(2,976,645)
Items not affecting cash:
Amortization	584,843	284,413	114,785
Amortization of deferred financing costs	46,202	—	1,283
Accretion of asset retirement obligation	40,262	16,000	7,191
Shares issued for services	202,365	—	—
Stock-based compensation	1,839,928	361,239	411,507
Options receipts in excess of property value	(315,000)	(315,000)	—
Unrealized foreign exchange (gain) loss	(401,956)	63,965	(37,220)
Realized gain on sale of trading securities	(254,319)	(60,317)	(170,422)
Purchase of investments	(13,327,886)	(1,763,196)	—
Proceeds on sale of trading securities	12,157,256	240,559	1,746,805
Unrealized (gain) loss on trading securities	(47,210)	(212,073)	98,290
Gain on disposal of property	(356,488)	(260,058)	—
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—
Write-off of investment	25,000	—	25,000

Changes in non-cash working capital items:
Increase in receivables and other	(336,134)	(219,155)	(78,892)
Increase in accounts payable and accrued liabilities	735,167	228,623	284,163
Increase in due to related party	50,000	—	—

Net cash used in operating activities	(17,481,923)	(7,429,927)	(574,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(165,000)	—	(108,000)
Issuance of capital stock, net of financing costs	22,609,711	1,992,475	10,774,804

Net cash provided by financing activities	23,298,509	1,992,475	10,666,804

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	Year	Year
	January 1, 2003	Ended	Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010

Continued

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(1,835,129)	(946,956)	(454,197)
Deposit on equipment	(151,506)	—
Restricted cash	(220,961)	(961)	(220,000)
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Option payments received	525,000	500,000	25,000
Proceeds on disposal of assets	628,390	288,000	30,000
Net cash used in investing activities	(1,317,833)	(159,917)	(619,197)

Change in cash and cash equivalents during the period	4,498,753	(5,597,369)	9,473,452

Cash and cash equivalents, beginning of the period	—	10,096,122	622,670

Cash and cash equivalents, end of the period	$4,498,753	$4,498,753	$10,096,122

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Continued
May, 2009 – Repurchase and cancellation of shares at $0.25 per share	(200,000)	(200)	(49,800)	—	—	—	(50,000)
August, 2009 – Private placement at $0.80 per unit	376,875	376	301,124	—	—	—	301,500
December, 2009 – Private placement at $1.00 per unit	706,000	706	705,294	—	—	—	706,000
Share issuance costs	—	—	(107,390)	—	—	—	(107,390)
Stock-based compensation	—	—	468,052	—	—	—	468,052
Loss for the year	—	—	—	—	(76,629)	(961,495)	(1,038,124)
Balance, December 31, 2009	33,231,477	33,231	14,771,222	(1,427,764)	(76,629)	(9,304,452)	3,995,608

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Continued
February, 2010 – Conversion of debenture at $1.00 per share	250,000	250	249,750	—	—	—	250,000
March, 2010 – Repurchase and cancellation of shares at $1.33 per share	(80,891)	(80)	(107,920)	—	—	—	(108,000)
April, 2010 – Private placement at $1.00 per unit	838,000	838	837,162	—	—	—	838,000
June, 2010 – Private placement at $1.00 per unit	250,000	250	249,750	—	—	—	250,000
August, 2010 – Conversion of warrants at $1.00 per share	360,000	360	359,640	—	—	—	360,000
November, 2010 – Initial public offering at CAD$1.35 (USD$1.33) per share	8,092,593	8,092	10,744,621	—	—	—	10,752,713
December, 2010 – Conversion of warrants at $1.50 per share	20,000	20	29,980	—	—	—	30,000
Share issuance costs	—	—	(1,455,909)	—	—	—	(1,455, 909)
Stock-based compensation	—	—	411,507	—	—	—	411,507
Income (loss) for the year	—	—	—	—	40,268	(3,016,913)	(2,976,645)
Balance, December 31, 2010	42,961,179	42,961	26,089,803	(1,427,764)	(36,361)	(12,321,365)	12,347,274

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Continued
Conversion of warrants at $1.50 per share	768,874	769	1,152,542	—	—	—	1,153,311
Conversion of warrants at $1.00 per share	839,164	839	838,325	—	—	—	839,164
Stock-based compensation	—	—	361,239	—	—	—	361,239
Loss for the year	—	—	—	—	(470,170)	(5,324,757)	(5,794,927)
Balance, December 31, 2011	44,569,217	$44,569	$28,441,909	$(1,427,764)	$(506,531)	$(17,646,122)	$8,906,061

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities. The Company has incurred a loss of $5,324,757 for the year ended December 31, 2011 and has accumulated a deficit during the exploration stage of $17,646,122. Results for the year ended December 31, 2011 are not necessarily indicative of future results. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At December 31, 2011, the Company has working capital of $6,629,046, which would not be sufficient to fund the current level of operations for a period greater than twelve months. The Company’s discretionary exploration activities do have considerable scope for flexibility in terms of the amount and timing of exploration expenditures, and expenditures may be adjusted accordingly if requried.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).

Principles of consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Xtra Energy (from October 31, 2003), XG Exploration (from February 16, 2004), XOG (from October 20, 2005) and XOGG (from March 2, 2006) and its 90% owned subsidiary, XG Mining (from December 22, 2004). All intercompany accounts and transactions have been eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of estimates include the carrying value and recoverability of mineral properties, inputs used in the calculation of stock-based compensation and finders’ warrants, inputs used in the calculation of the asset retirement obligation, and the valuation allowance applied to deferred income taxes. Actual results could differ from those estimates, and would impact future results of operations and cash flows.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash and cash equivalents consisted of cash held at financial institutions.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Equipment

Equipment is recorded at cost and is being amortized over its estimated useful lives using the declining balance method at the following annual rates:

Furniture and equipment	20%
Computer equipment	30%
Vehicles	30%
Exploration equipment	20%

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of December 31, 2011, there were 566,482 warrants (2010 – 2,439,320) and 2,067,000 stock options (2010 – 1,788,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti- dilutive.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, restricted cash, and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in government or bank guaranteed deposit certificates, bank bonds or in one commercial bank in Toronto, Ontario, Canada.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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

Financial instruments, including receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Cash and cash equivalents, investments in trading securities and restricted cash are classified as held for trading, with unrealized gains and losses being recognized in income.

The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$4,498,753	$4,498,753	$—	$—
Restricted cash	220,961	220,961	—	—
Investments	2,531,644	2,531,644	—	—
Total	$7,251,358	$7,251,358	$—	$—

The fair values of cash and cash equivalents, restricted cash and investments are determined through market, observable and corroborated sources.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of December 31, 2011 and 2010, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. The Company sells all gold recovered to one licensed export agent in Ghana. There is no contract in place and the Company is able to switch suppliers at its discretion.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

Business Combinations

In December 2010, the ASC guidance for business combinations was updated to clarify existing guidance which requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Also in January 2010, the ASC guidance for fair value measurements and disclosure was updated to require enhanced detail in the level 3 reconciliation. Adoption of the updated guidance, effective for the Company’s fiscal year beginning January 1, 2011, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. In December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The Company adopted the new guidance and its deferral and opted to present the total of comprehensive income in two separate but consecutive statements effective for its fiscal year beginning January 1, 2011. The early adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

Fair Value Accounting

In May 2011, the ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the consolidated financial position, results of operations or cash flows.

4.	INVESTMENTS

At December 31, 2011, the Company held investments classified as held for trading, which consisted of various equity securities and interest bearing debt instruments. All held for trading investments are carried at fair value. As of December 31, 2011, the fair value of investments was $2,531,644 (2010 – $129,141).

The following table summarizes the fair value of the Company’s investments.

	Investments
	2011	2010

Trading securities	2,022,079	129,141
Interest bearing debt instruments	509,565	—
	2,531,644	129,141

5.	EQUIPMENT

		2011			2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$6,549	$1,809	$8,358	$4,179	$4,179
Computer equipment	20,274	18,666	1,608	20,274	13,844	6,430
Exploration equipment	1,464,478	379,843	1,084,635	781,126	185,464	595,662
Vehicles	333,989	52,014	281,975	155,325	26,170	129,155
	$1,827,099	$457,072	$1,370,027	$965,083	$229,657	$735,426

6.	DEFERRED FINANCING COSTS

	2011	2010

Balance, beginning of year	$—	$1,283
Costs incurred	—	—
Amortization	—	(1,283)
Balance, end of year	$—	$—

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

6.	DEFERRED FINANCING COSTS (cont’d…)

During the year ended December 31, 2005, the Company paid a finder’s fee of $45,000 and other expenses of $1,202 relating to a convertible debenture financing.

7.	OIL AND GAS INVESTMENT

In April 2008, XOG purchased an 18.9% participating interest in a petroleum and natural gas lease at an Alberta Crown Land sale for $40,000. The lease has a five year term, but may be held by continuous production of petroleum and natural gas commencing prior to the expiry of the five year term. During the year ended December 31, 2010, the Company sold its 18.9% participating interest for $40,000.

8.	MINERAL PROPERTIES

	2011	2010

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 10)	131,133	131,133
Option payment received	(881,440)	(25,000)
Total	$857,422	$1,713,862

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

Banso and Muoso Project

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

The Company executed a letter of intent (“LOI”) with Buccaneer Gold Corp. (“Buccaneer”), formerly Verbina Resources Inc., a company related by directors and/or officers in common, on July 21, 2010 whereby Buccaneer could acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”). On January 21, 2011 the terms of the agreement were amended.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

8.	MINERAL PROPERTIES (cont’d…)

Banso and Muoso Project (cont’d…)

Pursuant to the 2011 LOI, Buccaneer can acquire a 55% legal and beneficial interest in the Company’s interest in the mineral rights of the Concessions pursuant to the following terms: Buccaneer shall (i) provide the Company, by February 28, 2011, with notice of its satisfactory completion of due diligence of the Concessions (provided on January 21, 2011), and receipt of regulatory acceptance by the TSX Venture Exchange of the 2011 LOI (received on February 16, 2011) (the “Effective Date”); (ii) make a cash payment to the Company of $425,000 consisting of $100,000 upon the Effective Date and $325,000 within 90 days of the Effective Date (received); (iii) issue 1,000,000 fully paid and non-assessable common shares of Buccaneer to the Company upon the Effective Date (issued in the March 2011 quarter); (iv) incur a total of $4,425,000 in exploration expenditures on the Concessions within five (5) years of the Effective Date with $500,000 to be incurred in the first year (completed) from the Effective Date and $1,000,000 in each year thereafter, except that in the final year the exploration expenditures shall be a minimum of $925,000; and (v) pay to the Company $300,000 in connection with a Versatile Time-domain Electromagnetic (“VTEM”), Magnetic and Radiometric survey to be flown over the Concessions by the Company, which payment shall be credited toward the $500,000 in exploration expenditures referred to above in subparagraph (iv).

A definitive binding option agreement shall be entered into between the Company and Buccaneer which agreement will require approval from the Minister of Lands, Forestry and Mines.

The status of each Buccaneer commitment to the Company in the 2011 LOI is as follows:

Item	Description	Status
(i)	Due diligence completed	Completed
	TSX accepts LOI	Completed
(ii)	Pay $100,000 to the Company	Received by the Company
	Pay a further $325,000 to the Company	Received by the Company
(iii)	Issue 1,000,000 Buccaneer shares to the Company	Received by the Company
(iv)	Spend $4,425,000 on the properties over 5 years	In Progress
(v)	Pay $300,000 to the Company for a VTEM survey	Received by the Company

The 1,000,000 Buccaneer shares received were valued at $411,440 at the date of issuance.

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

The consideration paid for the Option Agreement was $15,000 with additional payments of $5,000 to be paid on the anniversary date of the Option Agreement in each year during the term which term has been extended to November 11, 2013. Further net smelter royalty payments, based on proven and probable reserves and gold production, was also payable to Adom.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

8.	MINERAL PROPERTIES (cont’d...)

Option agreement on Edum Banso Project (cont’d…)

During August 2011, the Company assigned its interest in the Edum Banso Project to Norman Cay Development Inc. (“NCD”) for a cash payment of $125,000, 1,000,000 NCD shares, valued at $260,000 at the date of issuance, and an option payment of $135,000 payable in six months from the date of assignment of the option interest. If NCD did not exercise its six-month option the Project reverted to the Company. Of the payments received, $20,000 reduced the carrying value of the Edum Banso Project on the balance sheet and the balance reduced exploration spending in the third quarter of 2011. A $25,000 finder’s fee was paid to introduce the Company to NCD and this fee reduced the gain recorded in the income statement.

Subsequent to December 31, 2011, NCD paid the final $135,000 to the Company.

Mining lease and prospecting license commitments

The Company is committed to expend, from time to time to the Minerals Commission for an extension of an expiry date of a prospecting license (currently $15,000 for each occurrence) or grant of a mining lease and pay the Environmental Protection Agency (“EPA”) (of Ghana) for processing and certificate fees with respect to EPA permits, an aggregate of less than $500 in connection with annual or ground rent and mining permits to enter upon and gain access to the areas covered by the Company’s mining leases and prospecting licenses.

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

10.	ASSET RETIREMENT OBLIGATION

	2011	2010

Balance, beginning of year	$155,395	$71,906
Change in obligation	—	76,298
Accretion expense	16,000	7,191
Balance, end of year	$171,395	$155,395

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2010 - $220,000). The obligation was calculated using a credit-adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of $220,961 (2010 - $220,000) which has been recorded in restricted cash.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

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

Private placements

In June 2010, the Company issued 250,000 units at $1.00 per unit for gross proceeds of $250,000. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.50 expiring 18 months from the date of issue. The Company also issued finder’s warrants enabling the holders to acquire up to 25,000 common shares at the same terms as the unit warrants. The fair value of finder’s warrants was $15,091 calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 1.82%, volatility of 99.78% and a dividend rate of 0%.

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

In December 2009, the Company issued 706,000 units at $1.00 per unit for gross proceeds of $706,000. Each unit consisted of one common share and one half of one share purchase warrant. One whole warrant enables the holder to acquire an additional common share at a price of $1.50 expiring eighteen months from the date of issue. The Company also issued finder’s warrants enabling the holders to acquire up to 50,600 common shares at the same terms as the unit warrants. The fair value of finder’s warrants was $20,098 calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 2.05%, volatility of 109% and a dividend rate of 0%.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

11.	CAPITAL STOCK (cont’d...)

Private placements (cont’d…)

a price of $2.25 per share expiring on July 7, 2009. The Company also issued finder’s warrants enabling the holder to acquire up to 84,960 common shares at the same terms as the unit warrants. The fair value of the finder’s warrants was $15,136 and calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 4.88%, volatility of 33% and a dividend rate of 0%.

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

Initial Public Offering

In November 2010, the Company completed an initial public offering in Canada and issued 8,092,593 common shares at CAD$1.35 (USD$1.33) for gross proceeds of CAD$10,925,001 (USD$10,753,149). The Company also issued 566,482 broker warrants with a strike price of CAD$1.35 (US$1.33) per warrant and a two-year term to maturity. The Company valued the warrants at $364,248 using the Black-Scholes model with a 90% volatility, 0% dividend and 1.5% interest rate.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

11.	CAPITAL STOCK (cont’d...)

Escrow Shares

A total of 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of December 31, 2011 a total of 133,750 Escrow Shares were held in escrow (December 31, 2010 – 200,625).

Acquisition of subsidiary

Effective December 22, 2004, the Company acquired 90% of the outstanding shares of XG Mining in exchange for 2,698,350 shares of common stock. In connection with this acquisition, 47,000,000 shares owned by two former officers and directors of the Company were returned to treasury and cancelled.

Stock options

On June 30, 2011, the Company adopted a new 10% rolling stock option plan (the “2011 Plan”) and cancelled the 2005 equity compensation plan. Pursuant to the 2011 Plan, the Company is entitled to grant options and reserve for issuance up to 10% of the shares issued and outstanding at the time of grant. The terms and conditions of any options granted, including the number and type of options, the exercise period, the exercise price and vesting provisions, are determined by the Compensation Committee who makes recommendation to the board of directors for their approval. The maximum term of options granted cannot exceed 10 years.

At December 31, 2011, the following stock options were outstanding:

Number of	Exercise	Expiry Date
Options	Price

324,000	$0.70	May 1, 2013
540,000	$0.75	May 1, 2013
110,000	$1.00	February 12, 2012 (1)
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
270,000	$1.00	May 1, 2013
90,000	$1.15	July 1, 2013
108,000	$1.85	June 10, 2014
100,000	$1.85	July 1, 2014
145,000	$1.95	March 1, 2014
56,000	$1.98	February 15, 2014

(1)	Exercised subsequent to the year ended December 31, 2011

Stock option transactions and the number of stock options outstanding are summarized as follows:

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

11.	CAPITAL STOCK (cont’d...) Stock options (cont’d…)

	2011		2010
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of year	1,788,000	$0.88	972,000	$0.73
Granted	409,000	1.90	924,000	1.02
Exercised	—	—	—	—
Cancelled/Expired	(130,000)	1.05	(108,000)	0.70

Outstanding, end of year	2,067,000	$1.07	1,788,000	$0.88

Exercisable, end of year	1,749,500	$0.99	1,490,000	$0.85

The aggregate intrinsic value for options vested as of December 31, 2011 is approximately $452,250 (2010 - $1,312,200) and for total options outstanding is approximately $758,750 (2010 - $2,447,200).

The fair value of stock options granted during the year ended December 31, 2011 totalled $477,193 (December 31, 2010 - $594,388) of which at December 31, 2011 the remaining $202,831 from the 2011 grants and $96,001 from 2010 grants will be expensed in future periods. A total of $361,239 has been included in general and administrative expenses for the year December 31, 2011 (year ended December 31, 2010 - $411,507).

The following assumptions were used for the Black-Scholes valuation of stock options granted or extended during the years ended December 31, 2011 and 2010:

	2011	2010

Risk-free interest rate	1.75%	1.73%
Expected life	3 years	3 years
Annualized volatility	95.34	94.28
Dividend rate	—	—

The weighted average fair value of options granted was $1.17 (2010 - $0.63) .

Warrants

At December 31, 2011, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
566,482	$1.33	November 23, 2012

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

11.	CAPITAL STOCK (cont’d...)

Warrants (cont’d…)

Warrant transactions and the number of warrants outstanding are summarized as follows:

	2011		2010

Balance, beginning of year	2,439,320	$1.29	1,610,038	$1.13
Issued	—		1,209,282	1.42
Exercised	(1,608,038)	1.24	(380,000)	1.03
Expired	(264,800)	1.49	—
Balance, end of year	566,482	$1.33	2,439,320	$1.29

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company entered into the following transactions with related parties:

	2011	2010

Consulting fees paid or accrued to officers or their companies	$351,670	$269,519
Directors’ fees	32,299	25,970

Stock option grants to officers and directors	223,000	636,000
Stock option grant price range	$1.85 to 1.95	$1.00 to 1.15

An amount of $213,872 was due from a company with directors and/or officers in common (2010 - $Nil).

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts
	from the beginning of
	the exploration stage
	on January 1, 2003 to
	December 31, 2011	2011	2010

Cash paid during the period for:
Interest	$187,362	$—	$—
Income taxes	$—	$—	$—

The significant non-cash transactions during the year ended December 31, 2011 include the receipt of 1,000,000 Buccaneer common shares per the 2011 LOI (Note 8), and the receipt of 1,000,000 NCD shares valued at $260,000 (Note 8).

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

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

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended December 31, 2011 and 2010, and differed from the amounts computed by applying the United States of America federal income tax rate of 34% to pretax losses from operations as a result of the following:

	2011	2010

Loss for the year	$(5,794,927)	$(2,976,645)

Computed “expected” tax (benefit) expense	$(1,970,275)	$(1,012,059)
Non deductible (taxable) items	4,088	14,502
Lower effective income tax rate on loss of foreign subsidiaries	399,000	21,884
Valuation allowance	1,567,187	975,673

Net expected tax (benefit) expense	$—	$—

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2011	2010

Deferred tax assets (liabilities):
Trading securities	$(224,739)	$(17,280)
Net operating loss carryforwards - US	1,611,391	1,675,192
Net operating loss carryforwards - Ghana	1,229,724	1,063,043

Valuation allowance	(2,616,376)	(2,720,955)

Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $(2,616,376) and $(2,720,955) respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in assessing the realizability of deferred tax assets. In order to fully realize the deferred tax asset attributable to net

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

14.	DEFERRED INCOME TAXES (cont’d…)

operating loss carryforwards, the Company will need to generate future taxable income of approximately $10,000,000 prior to the expiration of the net operating loss carryforwards. Of the $10,000,000 of operating loss carryforwards, $3,600,000 is attributable to the US, and expires between 2012 and 2031, and the balance of $6,400,000 is attributable to Ghana and expires between 2012 and 2016.

15.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	2011	2010

Cash and restricted cash:
Canada	$4,263,201	$9,950,180
Ghana	456,513	365,942
Total cash and restricted cash	$4,719,714	$10,316,122
Capital assets
Canada	3,418	10,609
Ghana	2,224,031	2,438,679
Total capital assets	$2,227,449	$2,449,288
Total	$6,947,163	$12,765,410

16.	CONTINGENCY AND COMMITMENTS

a)

The Company entered into a management consulting agreement with the Vice President, Exploration, which extends from March 1, 2011 to March 1, 2014, whereby the Company will pay CAD$12,500 (USD$12,875) per month for the three year term for providing the majority of his time in consulting services to the Company. In the event of termination, without cause, before September 30, 2012, the Company will be required to pay CAD$10,000 (USD$10,300) for each month of early termination up to September 30, 2012. Thereafter, in the event that the services are terminated at any time after October 1, 2012, then no additional payment will be payable.

b)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$4,392 (USD$4,306) per month.

c)

In late 2009, the Government of Ghana announced an increase in the gross overriding royalty (“GOR”) required payable by all mining companies in the country from 3% to 5%. The industry standard remained at 3% due to stability agreements which were in place with a number of companies. From the commencement of gold recovery in July 2010 to September 2010, the Company paid the GOR at 5% and as of October 2010, the Company began to pay the GOR at 3% until July 1, 2011 when the Company again paid the royalty at 5%. As a result of this decision, there is a potential unrecorded liability of $84,300 related to 2010 activities and a recorded liability of $120,000 related to 2011 activities.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2011

17.	SUBSEQUENT EVENTS

a)	Subsequent to December 31, 2011, NCD paid the Company $135,000 related to an option of the Edum Banso property (see Note 8).