Form 10-Q
period 2012-03-31
XTRA-GOLD RESOURCES CORP
filed 2012-05-14
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2012

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

[_] Yes      [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at May 14, 2012
Common stock - $0.001 par value	44,679,217

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)
AS AT
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$3,145,979	$4,498,753
Investment in trading securities, at fair value (cost of $1,844,646 (December 31, 2011 - $1,870,648)) (Note 4)	2,783,027	2,531,644
Due from related party (Note 9)	2,005	213,872
Receivables and other assets	122,000	130,637
Total current assets	6,053,011	7,374,906
Restricted cash (Note 7)	220,961	220,961
Equipment (Note 5)	1,317,701	1,370,027
Mineral properties (Note 6)	857,422	857,422
TOTAL ASSETS	$8,449,095	$9,823,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,072,360	$745,860

Total current liabilities	1,072,360	745,860

Asset retirement obligation (Note 7)	175,395	171,395
Total liabilities	1,247,755	917,255
Stockholders’ equity
Capital stock (Note 8)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
44,679,217 common shares (December 31, 2011 – 44,569,217 common shares)	44,679	44,569
Additional paid in capital	28,592,452	28,441,909
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(19,298,005)	(17,646,122)
Total Xtra-Gold Resources Corp. stockholders’ equity	7,911,362	9,412,592
Non-controlling interest	(710,022)	(506,531)
Total stockholders’ equity	7,201,340	8,906,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,449,095	$9,823,316

History and organization of the Company (Note 1)	APPROVED ON BEHALF OF THE BOARD
Continuance of operations (Note 2)
Contingency and commitments (Note 12)
	“Paul Zyla”	“Richard W. Grayston”
	Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)
	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	3 Month Period	3 Month Period
	January 1, 2003	Ended	Ended
	to March 31,	March 31,	March 31,
	2012	2012	2011

EXPENSES
Amortization	$637,169	$52,326	$30,402
Exploration	23,697,281	2,194,301	1,568,978
General and administrative	7,802,954	193,944	255,345
Options receipts in excess of property value	(450,000)	(135,000)	—
Write-off of mineral property	26,000	—	—

LOSS BEFORE OTHER ITEMS	(31,713,404)	(2,305,571)	(1,854,725)

OTHER ITEMS
Foreign exchange gain	642,735	76,055	107,247
Interest expense	(241,936)	—	—
Realized gains on sales of trading securities	290,047	35,728	—
Net unrealized gain (loss) on trading securities	283,868	236,658	(19,509)
Other income	941,929	31,199	11,350
Recovery of gold	9,457,246	70,557	1,021,775
Gain on disposal of property or equipment	356,488	—	260,058
Write-off of investment in trading securities	(25,000)	—	—

	11,705,377	450,197	1,380,921

Net loss for the period	(20,008,027)	(1,855,374)	(473,804)

Net loss attributable to non-controlling interest	710,022	203,491	42,342

Net loss attributable to Xtra-Gold Resources Corp. common stockholders	$(19,298,005)	$(1,651,883)	$(431,462)

Basic and diluted loss attributable to common stockholders per common share		$(0.04)	$(0.01)

Basic and diluted weighted average number of common shares outstanding		44,647,788	42,964,831

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)
	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	3 Month Period	3 Month Period
	January 1, 2003	Ended	Ended
	to March 31,	March 31,	March 31,
	2012	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(20,008,027)	$(1,855,374)	$(473,804)
Items not affecting cash:
Amortization	637,169	52,326	30,402
Amortization of deferred financing costs	46,202	—	—
Accretion of asset retirement obligation	44,262	4,000	4,000
Shares issued for services	202,365	—	—
Stock-based compensation	1,880,581	40,653	21,311
Options receipts in excess of property value	(450,000)	(135,000)
Unrealized foreign exchange gain	(442,683)	(40,727)	(3,561)
Realized gain on sale of trading securities	(290,047)	(35,728)	—
Purchase of trading securities	(13,411,043)	(83,157)	—
Proceeds on sale of trading securities	12,302,142	144,886	—
Unrealized loss (gain) loss on trading securities	(283,868)	(236,658)	19,509
Gain on disposal of property or equipment	(356,488)	—	(260,058)
Write-off of mineral property	26,000	—	—
Expenses paid by stockholders	2,700	—	—
Write-off of investment in trading securities	25,000	—	—

Changes in non-cash working capital items:
Decrease (increase) in receivables and other	(115,630)	220,504	(242,757)
Increase in accounts payable and accrued liabilities	1,061,668	326,501	23,621
Increase in due to related party	50,000	—	—

Net cash used in operating activities	(19,079,697)	(1,597,774)	(881,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—
Deferred financing costs	(46,202)	—	—
Repurchase of capital stock	(165,000)	—	—
Issuance of capital stock, net of financing costs	22,719,711	110,000	37,500

Net cash provided by financing activities	23,408,509	110,000	37,500

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)
	Cumulative
	amounts from
	the beginning of
	the exploration
	stage on	3 Month Period	3 Month Period
	January 1, 2003	Ended	Ended
	to March 31,	March 31,	March 31,
	2012	2012	2011

Continued

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(1,835,129)	—	(255,523)
Deposit on equipment	(151,506)	—	—
Restricted cash	(220,961)	—	(961)
Oil and gas property expenditures	(250,137)	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—
Acquisition of subsidiary	(25,000)	—	—
Option payment received	660,000	135,000	—
Proceeds on disposal of assets	628,390	—	288,000

Net cash provided by (used in) investing activities	(1,182,833)	135,000	31,516

Change in cash and cash equivalents during the period	3,145,979	(1,352,774)	(812,321)

Cash and cash equivalents, beginning of the period	—	4,498,753	10,096,122

Cash and cash equivalents, end of the period	$3,145,979	$3,145,979	$9,283,801

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)
(unaudited)
	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Balance, December 31, 2011	44,569,217	$44,569	$28,441,909	$(1,427,764)	$(506,531)	$(17,646,122)	$8,906,061

January, 2012 – Exercise of options at $1.00 per share	110,000	110	109,890	—	—	—	110,000

Stock-based compensation	—	—	40,653	—	—	—	40,653

Loss for the period	—	—	—	—	(203,491)	(1,651,883)	(1,855,374)

Balance, March 31, 2012	44,679,217	$44,679	$28,592,452	$(1,427,764)	$(710,022)	$(19,298,005)	$7,201,340

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities. The Company has incurred a loss of $1,651,883 for the three month-period ended March 31, 2012 and has accumulated a deficit during the exploration stage of $19,298,305. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At March 31, 2012, the Company has working capital of $4,980,651, which would not be sufficient to fund the current level of operations for a period greater than twelve months. The Company’s discretionary exploration activities do have considerable scope for flexibility in terms of the amount and timing of exploration expenditures, and expenditures may be adjusted accordingly if required.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of Management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of March 31, 2012, there were 566,482 warrants (December 31, 2011 – 566,482) and 1,957,000 stock options (December 31, 2011 – 2,067,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

Financial instruments, including due from related party, receivables, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term nature of these instruments. Cash and cash equivalents, investments in trading securities and restricted cash are classified as held for trading, with unrealized gains and losses being recognized in income.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value of financial assets and liabilities (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$3,145,979	$3,145,979	$—	$—
Restricted cash	220,961	220,961	—	—
Marketable securities	2,783,027	2,783,027	—	—
Total	$6,149,967	$6,149,967	$—	$—

The fair values of cash and cash equivalents, restricted cash and investments are determined through market, observable and corroborated sources.

Recent accounting pronouncements

Fair Value Accounting

In May 2011, the ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company’s January 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

4.	INVESTMENTS

At March 31, 2012, the Company held investments classified as held for trading, which consisted of various equity securities and interest bearing debt instruments. All held for trading investments are carried at fair value. As of March 31, 2012, the fair value of investments was $2,783,027 (December 31, 2011 – $2,531,644).

The following table summarizes the fair value of the Company’s investments.

	Investments
	March 31, 2012	December 31, 2011

Trading securities	$2,415,157	$2,022,079
Interest bearing debt instruments	367,870	509,565
	$2,783,027	$2,531,644

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

5.	EQUIPMENT

	March 31, 2012			December 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$7,049	$1,309	$8,358	$6,549	$1,809
Computer equipment	20,274	19,098	1,176	20,274	18,666	1,608
Exploration equipment	1,464,478	411,374	1,053,104	1,464,478	379,843	1,084,635
Vehicles	333,989	71,877	262,112	333,989	52,014	281,975
	$1,827,099	$509,398	$1,317,701	$1,827,099	$457,072	$1,370,027

6.	MINERAL PROPERTIES

	March 31, 2012	December 31, 2011

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 7)	131,133	131,133
Option payment received	(881,440)	(881,440)
Total	$857,422	$857,422

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

6.	MINERAL PROPERTIES (cont’d…)

Banso and Muoso Project (cont’d…)

The Company executed a letter of intent (“LOI”) with Buccaneer Gold Corp. (“Buccaneer”), formerly Verbina Resources Inc., a company related by two directors in common, on July 21, 2010 whereby Buccaneer could acquire an undivided 55% interest in the Company’s interest in the mineral rights of the Company’s Banso and Muoso concessions (“Concessions”). On January 21, 2011 the terms of the agreement were amended.

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

Option agreement on Edum Banso Project

In October 2005, XG Exploration entered into an option agreement (the “Option Agreement”) with Adom Mining Limited (“Adom”) to acquire 100% of Adom’s right, title and interest in and to a prospecting license on the Edum Banso concession (the “Edum Banso Project”) located in Ghana. Adom further granted XG Exploration the right to explore, develop, mine and sell mineral products from this concession. The prospecting license has been renewed for a two year period expiring on July 21, 2013.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

6.	MINERAL PROPERTIES (cont’d…)

Option agreement on Edum Banso Project (cont’d…)

The consideration paid for the Option Agreement was $15,000 with additional payments of $5,000 to be paid on the anniversary date of the Option Agreement in each year during the term which term has been extended to November 11, 2013. Further net smelter royalty payments, based on proven and probable reserves and gold production, was also payable to Adom.

During August 2011, the Company assigned its interest in the Edum Banso Project to Norman Cay Development Inc. (“NCD”) for a cash payment of $125,000, 1,000,000 NCD shares, valued at $260,000 at the date of issuance, and an option payment of $135,000 payable in six months from the date of assignment of the option interest. If NCD did not exercise its six-month option the Project reverted to the Company. Of the payments received, $20,000 reduced the carrying value of the Edum Banso Project on the balance sheet and the balance reduced exploration spending in the third quarter of 2011. A $25,000 finder’s fee was paid to introduce the Company to NCD and this fee reduced the gain recorded in the statement of operations.

During the three month period ended March 31, 2012, NCD paid a final option payment of $135,000 to the Company.

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

7.	ASSET RETIREMENT OBLIGATION

	March 31, 2012	December 31, 2011

Balance, beginning of period	$171,395	$155,395
Accretion expense	4,000	16,000
Balance, end of period	$175,395	$171,395

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2011 - $220,000). The obligation was calculated using a credit- adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of $220,961 which has been recorded in restricted cash with accrued interest ($220,961 at March 31, 2012).

8.	CAPITAL STOCK

Cancellation of shares

In May 2005, 47,000,000 common shares owned by two former directors were returned to treasury and cancelled.

In June 2006, 10,000 common shares were returned to the Company in settlement of a dispute and cancelled.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

8.	CAPITAL STOCK (cont’d…)

Cancellation of shares (cont’d…)

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

8.	CAPITAL STOCK (cont’d…)

Initial Public Offering

In November 2010, the Company completed an initial public offering in Canada (the “IPO”) and issued 8,092,593 common shares at CAD$1.35 (USD$1.33) for gross proceeds of CAD$10,925,001 (USD$10,753,149). The Company also issued 566,482 broker warrants with a strike price of CAD$1.35 (US$1.33) per warrant and a two-year term to maturity. The Company valued the warrants at $364,248 using the Black-Scholes model with a 90% volatility, 0% dividend and 1.5% interest rate.

Escrow Shares

A total of 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of March 31, 2012, a total of 66,875 Escrow Shares were held in escrow (December 31, 2011 – 133,750).

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

At March 31, 2012, the following stock options were outstanding:

Number of	Exercise	Expiry Date
Options	Price

324,000	$0.70	May 1, 2013
540,000	$0.75	May 1, 2013
108,000	$1.00	January 1, 2013
216,000	$1.00	February 1, 2013
270,000	$1.00	May 1, 2013
90,000	$1.15	July 1, 2013
108,000	$1.85	June 10, 2014
100,000	$1.85	July 1, 2014
145,000	$1.95	March 1, 2014
56,000	$1.98	February 15, 2014

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

8.	CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

Stock option transactions and the number of stock options outstanding are summarized as follows:

	March 31, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	2,067,000	$1.07	1,788,000	$0.88
Granted	—	—	409,000	1.90
Exercised	110,000	1.00	—	—
Cancelled/Expired	—	—	(130,000)	1.05

Outstanding, end of period	1,957,000	$1.08	2,067,000	$1.07

Exercisable, end of period	1,686,500	$1.00	1,749,500	$0.99

The aggregate intrinsic value for options vested as of March 31, 2012 is approximately $739,472 (December 31, 2011 - $452,250) and for total options outstanding is approximately $771,794 (December 31, 2011 - $758,750).

No stock options were granted during the three month period ended March 31, 2012.

Warrants

At March 31, 2012, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
566,482	$1.33	November 23, 2012

Warrant transactions and the number of warrants outstanding are summarized as follows:

	March 31, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of period	566,482	$1.33	2,439,320	$1.29
Issued	—		—	—
Exercised	—		(1,608,038)	1.24
Expired	—		(264,800)	1.49
Exercisable, end of period	566,482	$1.33	566,482	$1.33

9.	RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2012 and March 31, 2011, the Company entered into the following transactions with related parties:

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

9.	RELATED PARTY TRANSACTIONS (cont’d…)

	Three months	Three months
	March 31, 2012	March 31, 2011

Consulting fees paid or accrued to officers or their companies	$92,181	$100,299
Directors’ fees	8,484	8,605

Stock option grants to officers and directors	—	115,000
Stock option grant price range	$—	$1.95

An amount of $2,005 was due from a company with two directors in common (December 31, 2011 - $213,872).

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts
	from the beginning of
	the exploration stage
	on January 1, 2003 to
	March 31, 2012	March 31, 2012	March 31, 2011

Cash paid during the period for:
Interest	$241,936	$—	$187,362
Income taxes	$—	$—	$—

There were no significant non-cash transactions during the three-month period ended March 31, 2012.

The significant non-cash transaction during the three months ended March 31, 2011 was the receipt of 1,000,000 Buccaneer common shares per the 2011 LOI valued at $411,440.

11.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	March 31, 2012	December 31, 2011

Cash and restricted cash:
Canada	$2,903,312	$4,263,201
Ghana	463,628	456,513
Total cash and restricted cash	3,366,940	4,719,714
Capital assets
Canada	2,485	3,418
Ghana	2,172,638	2,224,031
Total capital assets	2,175,123	2,227,449
Total	$5,542,063	$6,947,163

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2012

12.	CONTINGENCY AND COMMITMENTS

a)

The Company entered into a management consulting agreement with the Vice President, Exploration, which extends from March 1, 2011 to March 1, 2014, whereby the Company will pay CAD$12,500 (USD$12,534) per month for the three year term for providing the majority of his time in consulting services to the Company. In the event of termination, without cause, before September 30, 2012, the Company will be required to pay CAD$10,000 (USD$10,027) for each month of early termination up to September 30, 2012. Thereafter, in the event that the services are terminated at any time after October 1, 2012, then no additional payment will be payable.

b)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term commencing May 1, 2007, at approximately CAD$4,392 (USD$4,404) per month.

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

Introduction

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the three months ended March 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Highlights

  In March 2012, we announced 31 holes totaling 6,654 metres of core had been drilled with respect to our 2012 Drill Program at our Kibi Project.

  Used $1,352,774 cash in the quarter. Cash of $3,145,979 at March 31, 2012.

  In January 2012, we received a final option payment of $135,000 from Norman Cay Development, Inc. (“NCD”) in connection with the assignment of our interest in the Edum Banso Project.

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

Our strategic plan is, with respect to our mineral projects: (i) to focus our efforts and dedicate our financial resources toward the potential to drill out a mineral resource and, perhaps ultimately, a mineral reserve of our Kibi Project located on the Kibi Gold Belt; (ii) to define a mineral resource and, perhaps ultimately, a mineral reserve on our other exploration projects and, in this regard, we will also attempt to do this by optioning to other qualified exploration entities; (iii) to enter into negotiations with independent Ghanaian contract miners and operators to assume our recovery of gold operations at our Kwabeng Project with a view to these contractors conducting recovery of placer gold operations for fixed payments to our company; and (iv) to acquire further interests in gold mineralized projects that fall within the criteria of providing a geological basis for development of drilling initiatives that can enhance shareholder value by demonstrating the potential to define mineral reserves.

As part of our current business strategy, we plan to continue engaging technical personnel under contract where possible as our management believes that this strategy, at our company’s current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

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

We anticipate that, during 2012, we will spend an aggregate of approximately $6,000,000 comprised of $5,000,000 for exploration expenses in connection with our 2012 Drill Program of our Kibi Project located on the Kibi Gold Belt to identify a potential mineral resource and approximately $1,000,000 for general and administrative expenses (which excludes approximately $500,000 in non-cash expenses).

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

Trends

In 2011, many commodity and stock market indices continued to experience historically high levels of volatility in the face of the global economic uncertainty. Financial market conditions continued to improve during 2011 as global credit markets started to return to a more normal position, investor confidence improved and most economies experienced positive growth.

During 2011, the US dollar was generally in decline, primarily from concerns about the level of US government borrowings and the growing US deficit and from the low interest rates offered on US dollar deposits. The EURO also weakened against the Canadian dollar as a result of low interest rates, concerns about the solvency of certain European economies and the level of sovereign debt in those countries. During the first quarter of 2012, the US dollar strengthened against the Ghanaian Cedi and weakened against the Canadian dollar.

Gold price volatility in 2011 remained high with the price reaching a high of US$1,895 per ounce. During the first quarter of 2012, the gold price continued to increase and to be volatile, reaching a high of $1,788 per ounce on February 29, 2012 of the March 2012 quarter and a low of $1,590 on January 3, 2012. The average market price for the first quarter of 2012 was $1,691 per ounce and for 2011 was US$1,402 per ounce. The tone for the precious metals market in the near future will depend on whether the US dollar will be supported, and if the central banks will continue to maintain interest rates at low levels to support economic growth. The continued global easing of monetary policy could lead to higher inflation and further US dollar depreciation in the coming years. This dollar depreciation could have a positive impact on gold prices in the future and the long–term upward trend in prices may continue. Conversely, subdued inflation rates and the recovering global economy could put downward pressure on the gold price in the future. Additionally, recent events in Europe could continue to have a positive effect on the gold price.

Overall, a lower US dollar should lead to higher costs in US dollar terms to identify and explore for gold but could be more than offset by higher gold prices, resulting in greater interest in gold exploration companies. Conversely, if the US dollar strengthens, interest in the gold exploration sector could be reduced.

Summary of Quarterly Results

		Basic and Diluted Income
	Net Income (Loss)	(Loss) Per Share
Three Months Ended	$	$

March 31, 2012	$(1,651,833)	$(0.04)
December 31, 2011	(1,455,042)	(0.03)
September 30, 2011	(2,014,669)	(0.05)
June 30, 2011	(1,423,584)	(0.03)
March 31, 2011	(431,462)	(0.01)
December 31, 2010	(1,454,847)	(0.04)
September 30, 2010	(563,501)	(0.02)
June 30, 2010	(886,367)	(0.03)
March 31, 2010	(112,198)	(0.00)
December 31, 2009	(433,872)	(0.01)
September 30, 2009	(425,971)	(0.01)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Our company’s loss for the three months ended March 31, 2012 was $1,651,833 as compared to a net loss of $431,462 for the three months ended March 31, 2011, an increase of $1,220,371.

Our company’s basic and diluted loss per share for the three months ended March 31, 2012 was $0.04 compared to a net loss of $0.01 per share for the three months ended March 31, 2011. The weighted average number of shares outstanding was 44,647,788 for the three months ended March 31, 2012 compared to 42,964,831 for the three months ended March 31, 2011. The increase in the weighted average number of shares outstanding can be attributed to the issuance of 110,000 shares in connection with an exercise of stock options during the three months ended March 31, 2012.

We incurred expenses of $2,305,571 in the three months ended March 31, 2012 as compared to $1,854,725 in the three months ended March 31, 2011, an increase of $450,846. The increase in expenses in the three months ended March 31, 2012 can be primarily attributed to an increase of $625,323 in exploration costs to $2,194,301 as compared to $1,568,978 for the three months ended March 31, 2011 resulting from drilling and other exploration activities conducted at our Kibi Project. All exploration costs for the three months ended March 31, 2012 were booked as exploration expenses. The final option payment received from NCD of $135,000 was recorded as option payments in excess of the mineral property.

General and administrative expenses (“G&A”) of $193,944 for the three months ended March 31, 2012, as compared to $255,345 for the three months ended March 31, 2011, included consulting fees, stock based compensation, legal, auditor and regulatory filing fees, travel and promotional expenses. The reduction mostly resulted from reduced marketing and travel costs to date in 2012. Stock-based compensation of $40,653 in the three months ended March 31, 2012, as compared to $21,311 in the three months ended March 31, 2011, represented the expense with respect to stock options vested during the period.

Amortization for the three months ended March 31, 2012 was $52,326 as compared to $30,402 for the three months ended March 31, 2011, an increase of $21,924, due to equipment additions late in 2011.

Exploration results during the quarter were primarily focused on our Kibi Project including drilling of 8,540 metres and trenching of 397 metres, while 3,800 drill assays and 696 trenching assays were received from the lab.

Other items totaled a gain of $450,197 for the three months ended March 31, 2012 compared to a gain of $1,380,921 for the three months ended March 31, 2011. During the three months ended March 31, 2012, our company had a foreign exchange gain of $76,055 compared to a gain of $107,247 in the three months ended March 31, 2011 which can be mostly attributed to a stronger Canadian dollar in the quarter. Gold recovery during the three months ended March 31, 2012 was $70,557 as compared to $1,021,775 for the three months ended March 31, 2011 as efforts in the 2012 quarter were focused on land remediation rather than production. Our company’s portfolio of marketable securities had an unrealized gain of $236,658 in the three months ended March 31, 2012 compared to an unrealized loss of $19,509 in the three months ended March 31, 2011 which loss can be attributed to extreme volatility in the public equity markets this reporting period. Our company had a realized gain of $35,728 in the first three months of 2012 from the sale of trading securities as compared to no sales of trading securities in the three months ended March 31, 2011. Other income, primarily derived from dividends and interest earned and other miscellaneous items, reported gain of $31,199 in the three months ended March 31, 2012 as compared to a gain of $11,350 in the three months ended March 31, 2011.

During the three months ended March 31, 2012, we received 72 ounces of gold from our share of the placer gold operations. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects.

Liquidity and Capital Resources

Our activities, principally the exploration and acquisition of properties for gold and other metals, may be financed through joint ventures or through the completion of equity transactions such as equity offerings and the exercise of stock options and warrants. In November 2010, our company issued 8,092,593 common shares for proceeds of $10.8 million in conjunction with our IPO on to the TSX. We issued 566,482 broker warrants related to the IPO.

At March 31, 2012, accounts payable and accrued liabilities increased to $1,072,360 (December 31, 2011 - $745,860), as operations restarted from the December holiday operating slowdown. Our cash and cash equivalents as at March 31, 2012 were sufficient to pay these liabilities.

At March 31, 2012, we had total cash of $3,145,979 (December 31, 2011 - $4,498,753). Working capital as of March 31, 2012 was $4,980,651 (December 31, 2011 - $6,629,046).

The decrease in cash mostly reflects exploration and administrative spending net of gold recovery. During the March 2012 quarter, our company purchased $83,157 in equity investments.

During the three months ended March 31, 2012, we received (i) a final payment of $135,000 from NCD with respect to our assignment of our interest in the Edum Banso Project; and (ii) $110,000 in connection with the exercise of 110,000 stock options by a consultant of our company.

We are an exploration company focused on gold and associated commodities and do not have operating revenues; and therefore, we must utilize our current cash reserves, income from placer gold sales, income from investments, funds obtained from the exercise of stock options and warrants and other financing transactions to maintain our capacity to meet our planned exploration programs, or to fund any further development activities. There is no certainty that future financing will be available to us in the amounts or at the times desired on terms acceptable to us, if at all.

Our common shares, warrants and stock options outstanding as at May 14, 2012, March 31, 2012, and December 31, 2011 were as follows:

	May 14, 2012	March 31, 2012	December31, 2011
Common shares	44,679,217	44,679,217	44,569,217
Warrants	566,482	566,482	566,482
Stock Options	1,957,000	1,957,000	2,067,000
Fully diluted	47,202,699	47,202,699	47,202,699

As of the date of this Report, the full exercise of the outstanding warrants and options would raise approximately $2.9 million. Exercise of these warrants and options is not anticipated until the market value of our common shares increases in value.

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

Our fiscal 2012 budget is approximately $6.0 million as disclosed above under the heading “Plan of Operations”. As of the date of this MD&A, our total cash position is sufficient to meet our current budgetary requirements for 2012. These expenditures are subject to change if management decides to scale back or accelerate operations.

We expect to be adequately capitalized to fund ongoing operations at the current level in the short-term for fiscal 2012. As is typical for junior exploration companies, we will require additional funds from equity sources to maintain the current momentum on our Projects.

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

Significant Accounting Applications

There was no change in significant accounting policies from those used in the December 31, 2011 audited financial statements, unless noted below in this section.

Cash and cash equivalents

Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities o less than three months.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of March 31, 2012, there were 566,482 warrants (December 31, 2011 – 566,482) and 1,957,000 stock options (December 31, 2011 – 2,067,000) exercisable into common shares, none of which have been included in the weighted average number of common shares outstanding in either period as these were anti-dilutive.

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

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$3,145,979	$3,145,979	$—	$—
Restricted cash	220,961	220,961	—	—
Marketable securities	2,783,027	2,783,027	—	—
Total	$6,149,967	$6,149,967	$—	$—

The fair values of cash and cash equivalents and marketable securities are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of March 31, 2012 and December 31, 2011, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recent Accounting Pronouncements

Fair Value Accounting

In May 2011, the ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company’s January 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of March 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended March 31, 2012.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable to our operations.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

The following documents are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit No.	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	XTRA-GOLD RESOURCES CORP.
(Registrant)

	By	/s/ Paul Zyla
Paul Zyla
Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross
Principal Financial Officer