Form 10-Q
period 2012-06-30
XTRA-GOLD RESOURCES CORP
filed 2012-08-09
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2012

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

[_] Yes    [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at August 9, 2012
Common stock - $0.001 par value	44,648,417

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)
AS AT

	June 30, 2012	December 31, 2011
ASSETS
Current
Cash and cash equivalents	$1,517,683	$4,498,753
Investment in trading securities, at fair value (cost of $1,312,463 (December 31, 2011 - $1,870,648)) (Note 4)	1,321,989	2,531,644
Due from related party (Note 9)	18,080	213,872
Receivables and other assets	126,952	130,637
Total current assets	2,984,704	7,374,906
Restricted cash (Note 7)	220,961	220,961
Equipment (Note 5)	1,241,497	1,370,027
Mineral properties (Note 6)	857,422	857,422
TOTAL ASSETS	$5,304,584	$9,823,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$524,768	$745,860

Total current liabilities	524,768	745,860

Asset retirement obligation (Note 7)	179,395	171,395
Total liabilities	704,163	917,255
Stockholders’ equity
Capital stock (Note 8)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
44,674,717 common shares (December 31, 2011 – 44,569,217 common shares)	44,674	44,569
Additional paid in capital	28,968,535	28,441,909
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(22,102,936)	(17,646,122)
Total Xtra-Gold Resources Corp. stockholders’ equity	5,482,509	9,412,592
Non-controlling interest	(882,088)	(506,531)
Total stockholders’ equity	4,600,421	8,906,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,304,584	$9,823,316

History and organization of the Company (Note 1)	APPROVED ON BEHALF OF THE BOARD
Continuance of operations (Note 2)
Contingency and commitments (Note 12)
	“Paul Zyla”	“Richard W. Grayston”
	Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts
	from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Six Month	Six Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011

EXPENSES
Amortization	$713,373	$76,204	$49,164	$128,530	$79,566
Exploration	25,348,745	1,651,464	1,122,471	3,845,765	2,691,449
General and administrative	8,426,459	623,505	321,739	817,449	577,084
Option receipts in excess of property value	(450,000)	—	—	(135,000)	—
Write-off of mineral property	26,000	—	—	—	—
LOSS BEFORE OTHER ITEMS	(34,064,577)	(2,351,173)	(1,493,374)	(4,656,744)	(3,348,099)

OTHER ITEMS
Foreign exchange gain (loss)	457,568	(185,167)	(271,641)	(109,112)	(164,394)
Interest expense	(243,638)	(1,702)	—	(1,702)	—
Realized gain (losses) on sales of trading securities	263,085	(26,962)	—	8,766	—
Net unrealized loss on trading securities	(182,697)	(466,565)	(47,481)	(229,907)	(66,990)
Other income	996,501	54,572	12,873	85,771	24,223
Recovery of gold	9,457,246	—	260,904	70,557	1,282,679
Gain on disposal of property or equipment	356,488	—	—	—	260,058
Write-off of investment in trading securities	(25,000)	—	—	—	—
	11,079,553	(625,824)	(45,345)	(175,627)	1,335,576

Net loss for the period	(22,985,024)	(2,976,997)	(1,538,719)	(4,832,371)	(2,012,523)

Net loss attributable to non-controlling interest	882,088	172,066	115,135	375,557	157,477
Net loss attributable to Xtra-Gold Resources Corp.	$(22,102,936)	$(2,804,931)	$(1,423,584)	$(4,456,814)	$(1,855,046)
Basic and diluted loss attributable to common stockholders per common share		$(0.06)	$(0.03)	$(0.10)	$(0.04)
Basic and diluted weighted average number of common shares outstanding		44,658,703	43,668,909	44,663,002	43,322,266

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Six Month	Six Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(22,985,024)	$(2,976,997)	$(1,538,719)	$(4,832,371)	$(2,012,523)
Items not affecting cash:
Amortization	713,373	76,204	49,164	128,530	79,566
Amortization of deferred financing costs	46,202	—	—	—	—
Accretion of asset retirement obligation	48,262	4,000	4,000	8,000	8,000
Shares issued for services	202,365	—	—	—	—
Stock-based compensation	2,261,419	380,838	78,111	421,491	99,422
Option receipts in excess of property value	(450,000)	—	—	(135,000)	—
Unrealized foreign exchange (gain) loss	(415,004)	27,679	36,021	(13,048)	32,460
Realized (gain) loss on sale of trading securities	(263,085)	26,962	—	(8,766)	—
Purchase of trading securities	(13,411,043)	—	—	(83,157)	—
Proceeds on sale of trading securities	13,241,974	939,832	—	1,084,718	—
Unrealized loss on trading securities	182,697	466,565	47,481	229,907	66,990
Gain on disposal of property or equipment	(356,488)	—	—	—	(260,058)
Write-off of mineral property	26,000	—	—	—	—
Expenses paid by stockholders	2,700	—	—	—	—
Write-off of investment in trading securities	25,000	—	—	—	—
Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(118,577)	(2,947)	231,195	217,557	(11,562)
Increase (decrease) in accounts payable and accrued liabilities	514,076	(547,592)	(162,511)	(221,091)	(138,890)
Increase (decrease) in due to related party	31,920	(18,080)	—	(18,080)	—
Net cash used in operating activities	(20,703,233)	(1,623,536)	(1,255,258)	(3,221,310)	(2,136,595)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—	—	—
Deferred financing costs	(46,202)	—	—	—	—
Repurchase of capital stock	(169,760)	(4,760)		(4,760)	—
Issuance of capital stock, net of financing costs	22,719,711	—	1,238,564	110,000	1,276,064
Net cash provided by (used in) financing activities	23,403,749	(4,760)	1,238,564	105,240	1,276,064

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts
	from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Six Month	Six Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011

Continued...

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	$(1,835,129)	$—	(594,273)	$—	$(849,796)
Deposit on equipment	(151,506)	—	—	—	—
Restricted cash	(220,961)	—	—	—	(961)
Oil and gas property expenditures	(250,137)	—	—	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—	—	—
Acquisition of subsidiary	(25,000)	—	—	—	—
Option payment received	660,000	—	425,000	135,000	425,000
Proceeds on disposal of assets	628,390		—		288,000
Net cash provided by (used in) investing activities	(1,182,833)	—	(169,273)	135,000	(137,757)

Change in cash and cash equivalents during the period	1,517,683	(1,628,296)	(185,967)	(2,981,070)	(998,288)

Cash and cash equivalents, beginning of the period	—	3,145,979	9,283,801	4,498,753	10,096,122

Cash and cash equivalents, end of the period	$1,517,683	$1,517,683	$9,097,834	$1,517,683	$9,097,834

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)
(unaudited)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total

Balance, December 31, 2011	44,569,217	$44,569	$28,441,909	$(1,427,764)	$(506,531)	$(17,646,122)	$8,906,061

January, 2012 – Exercise of options at $1.00 per share	110,000	110	109,890	—	—	—	110,000

Stock-based compensation	—	—	40,653	—	—	—	40,653

Loss for the period	—	—	—	—	(203,491)	(1,651,883)	(1,855,374)

Balance, March 31, 2012	44,679,217	$44,679	$28,592,452	$(1,427,764)	$(710,022)	$(19,298,005)	$7,201,340

Repurchase of shares at $1.06 per share	(4,500)	(5)	(4,755)	—	—	—	(4,760)

Share issuance costs	—	—	—	—	—	—	—

Stock-based compensation	—	—	380,838	—	—	—	380,838

Loss for the period	—	—	—	—	(172,066)	(2,804,931)	(2,976,997)

Balance, June 30, 2012	44,674,717	$44,674	$28,968,535	$(1,427,764)	$(882,088)	$(22,102,936)	$4,600,421

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities. The Company has incurred a loss of $4,456,814 for the six month-period ended June 30, 2012 and has accumulated a deficit during the exploration stage of $22,102,936. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At June 30, 2012, the Company has working capital of $2,459,936, which would not be sufficient to fund the current level of operations for a period greater than 12 months. The Company’s discretionary exploration activities do have considerable scope for flexibility in terms of the amount and timing of exploration expenditures, and expenditures may be adjusted accordingly if required.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

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

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of June 30, 2012, there were 566,482 warrants (December 31, 2011 – 566,482) and 1,957,000 stock options (December 31, 2011 – 2,067,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value of financial assets and liabilities (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$1,517,683	$1,517,683	$—	$—
Restricted cash	220,961	220,961	—	—
Trading securities	1,321,989	1,321,989	—	—
Total	$3,060,633	$3,060,633	$—	$—

The fair values of cash and cash equivalents, restricted cash and investments are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2012 and December 31, 2011, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recently adopted accounting pronouncements

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

At June 30, 2012, the Company held investments classified as held for trading, which consisted of various equity securities and interest bearing debt instruments. All held for trading investments are carried at fair value. As of June 30, 2012, the fair value of investments was $1,321,989 (December 31, 2011 – $2,531,644).

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

4.	INVESTMENTS (cont’d…)

The following table summarizes the fair value of the Company’s investments.

	Investments
	June 30, 2012	December 31, 2011

Trading securities	$1,321,989	$2,022,079
Interest bearing debt instruments	—	509,565
	$1,321,989	$2,531,644

5.	EQUIPMENT

	June 30, 2012			December 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$7,549	$809	$8,358	$6,549	$1,809
Computer equipment	20,274	19,488	786	20,274	18,666	1,608
Exploration equipment	1,464,478	466,826	997,652	1,464,478	379,843	1,084,635
Vehicles	333,989	91,739	242,250	333,989	52,014	281,975
	$1,827,099	$585,602	$1,241,497	$1,827,099	$457,072	$1,370,027

6.	MINERAL PROPERTIES

	June 30, 2012	December 31, 2011

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 7)	131,133	131,133
Option payment received	(881,440)	(881,440)
Total	$857,422	$857,422

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

6.	MINERAL PROPERTIES (cont’d…)

Banso and Muoso Project (cont’d…)

area of each of these Projects. This application was approved by Mincom who subsequently made recommendation to the Minister of Lands, Forestry and Mines to grant an individual mining lease for each Project. Subsequent to the year ended December 31, 2010, the Government of Ghana granted two mining leases for these Projects dated January 6, 2011. These mining leases grant the Company mining rights to produce gold in the respective lease areas until January 5, 2025 with respect to the Banso Project and until January 5, 2024 with respect to the Muoso Project. These mining leases supersede the PL previously granted to the Company. Among other things, both mining leases require that the Company (i) pay the Government of Ghana a fee of $30,000 in consideration of granting of each lease (paid in the March 2011 quarter); (ii) pay annual ground rent of GH¢260.00 (USD$167) for the Banso Project and GH¢280.00 (USD$180) for the Muoso Project (paid in the March 2011 quarter); (iii) commence commercial production of gold within two years from the date of the mining leases; and (iv) pay a production royalty to the Government of Ghana.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

6.	MINERAL PROPERTIES (cont’d…)

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

Mining lease and prospecting license commitments

The Company is committed to expend, from time to time fees payable (a) to the Minerals Commission for: (i) an extension of an expiry date of a prospecting license (currently $15,000 for each occurrence); (ii) a grant of a mining lease (currently $35,000); (iii) an extension of a mining lease (currently $100,000); (iv) annual operating permits; and (v) the conversion of a reconnaissance license to a prospecting license (currently $20,000); (b) to the Environmental Protection Agency (“EPA”) (of Ghana) for: (i) processing and certificate fees with respect to EPA permits; (ii) the issuance of permits before the commencement of any work at a particular concession; or (iii) the posting of a bond in connection with any mining operations undertaken by the Company; (c) for a legal obligation associated with our mineral properties for clean up costs when work programs are completed; and (d) an aggregate of less than $500 in connection with annual ground rent and mining permits to enter upon and gain access to the areas covered by the Company’s mining leases and future reconnaissance and prospecting licenses and such other financial commitments arising out of any approved exploration programs in connection therewith.

7.	ASSET RETIREMENT OBLIGATION

	June 30, 2012	December 31, 2011

Balance, beginning of period	$171,395	$155,395
Accretion expense	8,000	16,000
Balance, end of period	$179,395	$171,395

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

7.	ASSET RETIREMENT OBLIGATION (cont’d…)

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2011 - $220,000). The obligation was calculated using a credit- adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of $220,961 which has been recorded in restricted cash with accrued interest ($220,961 at June 30, 2012).

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

Issuance of shares for services

In December 2008, an aggregate of 131,243 common shares were issued to three vendors of the Company’s subsidiary, XG Mining to settle outstanding accounts for services at a value of $1.50 per share. In March 2010, 80,891 of these common shares were repurchased for $108,000 and cancelled.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

8.	CAPITAL STOCK (cont’d…)

Private placements (cont’d…)

value of finder’s warrants was $20,098 calculated using the Black-Scholes valuation method. The assumptions used were 1.5 years of expected life, risk free interest rate of 2.05%, volatility of 109% and a dividend rate of 0%.

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

Escrow Shares

A total of 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of June 30, 2012, there were no Escrow Shares held in escrow (December 31, 2011 – 66,875).

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

At June 30, 2012, the following stock options were outstanding:

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

8.	CAPITAL STOCK (cont’d…) Stock options (cont’d…)

Number of	Exercise	Expiry Date
Options	Price

108,000	$0.75	June 7, 2013
42,000	$1.00	June 7, 2013
100,000	$1.85	July 1, 2014
324,000	$0.70	May 1, 2016
270,000	$0.75	March 5, 2017
162,000	$0.75	March 12, 2017
108,000	$1.00	January 25, 2020
216,000	$1.00	February 1, 2020
228,000	$1.00	June 1, 2020
90,000	$1.15	July 1, 2020
56,000	$1.98	February 15, 2021
145,000	$1.95	March 1, 2021
108,000	$1.85	June 10, 2021

Stock option transactions and the number of stock options outstanding are summarized as follows:

	June 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	2,067,000	$1.07	1,788,000	$0.88
Granted	—	—	409,000	1.90
Exercised	(110,000)	—	—	—
Cancelled/Expired	—	—	(130,000)	1.05
Outstanding, end of period	1,957,000	$1.08	2,067,000	$1.07

Exercisable, end of period	1,757,000	$1.02	1,749,500	$0.99

The aggregate intrinsic value for options vested as of June 30, 2012 is approximately $294,390 (December 31, 2011 - $452,250) and for total options outstanding is approximately $296,507 (December 31, 2011 - $758,750).

No stock options were granted during the six month period ended June 30, 2012. Certain option maturity terms were extended during the period and a non-cash charge of $315,194, reflecting an increase in the expected term to exercise from three years to five years, was booked in the June 2012 quarter. Other significant Black Scholes valuations assumptions regarding the charge include interest at 1.75%, no expected dividends, volatility of 75% and market price at June 30, 2012 of $1.05.

Warrants

At June 30, 2012, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
566,482	$1.33	November 23, 2012

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

8.	CAPITAL STOCK (cont’d…)

Warrants (cont’d…)

Warrant transactions and the number of warrants outstanding are summarized as follows:

	June 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of period	566,482	$1.33	2,439,320	$1.29
Issued	—		—	—
Exercised	—		(1,608,038)	1.24
Expired	—		(264,800)	1.49
Exercisable, end of period	566,482	$1.33	566,482	$1.33

9.	RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2012 and June 30, 2011, the Company entered into the following transactions with related parties:

	Six months	Six months
	June 30, 2012	June 30, 2011

Consulting fees paid or accrued to officers or their companies	$187,416	$209,899
Directors’ fees	16,918	17,355

Stock option grants to officers and directors	—	223,000
Stock option grant price range	$—	$1.90

An amount of $18,080 was due from a company with two directors in common (December 31, 2011 - $213,872).

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts
	from the beginning of
	the exploration stage
	on January 1, 2003 to
	June 30, 2012	June 30, 2012	June 30, 2011

Cash paid during the period for:
Interest	$243,638	$1,702	$—
Income taxes	$—	$—	$—

There were no significant non-cash transactions during the six-month period ended June 30, 2012.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
June 30, 2012

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

The significant non-cash transaction during the six months ended June 30, 2011 was the receipt of 1,000,000 Buccaneer common shares per the 2011 LOI valued at $411,440.

11.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	June 30, 2012	December 31, 2011

Cash and restricted cash:
Canada	$1,421,730	$4,263,201
Ghana	316,914	456,513
Total cash and restricted cash	1,738,644	4,719,714
Capital assets
Canada	1,595	3,418
Ghana	2,097,324	2,224,031
Total capital assets	2,098,919	2,227,449
Total	$3,837,563	$6,947,163

12.	CONTINGENCY AND COMMITMENTS

a)

The Company entered into a management consulting agreement with the Vice President, Exploration, which extends from March 1, 2011 to March 1, 2014, whereby the Company will pay CAD$12,500 (USD$12,198) per month for the three year term for providing the majority of his time in consulting services to the Company. In the event of termination, without cause, before September 30, 2012, the Company will be required to pay CAD$10,000 (USD$9,758) for each month of early termination up to September 30, 2012. Thereafter, in the event that the services are terminated at any time after October 1, 2012, then no additional payment will be payable.

b)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term which terminates October 31, 2012, at approximately CAD$4,392 (USD$4,286) per month.

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

Introduction

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the six months ended June 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Highlights

During the quarter, we announced results from our 2012 drill program on our Kibi project, including:

25 meters at 1.96 g/t gold (April 4)

12 meters at 10.32 g/t gold (April 24)

50.5 meters at 2.03 g/t gold (June 19)

Used $1,628,296 cash in the quarter

Cash of $1,517,683 at June 30, 2012

Overview

We are a gold exploration company engaged in the exploration of gold properties in the Republic of Ghana, West Africa. Our mining portfolio currently consists of 225.87 square kilometers comprised of 33.65 square kilometers for our Kibi project, 51.67 square kilometers for our Banso project, 55.28 square kilometers for our Muoso project, 44.76 square kilometers for our Kwabeng project, and 40.51 square kilometers for our Pameng project, or 55,873 acres, pursuant to the leased areas set forth in our mining leases.

Plan of Operations

Our strategic plan is, with respect to our mineral projects:

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

In October 2008, we temporarily suspended our placer mining operations at our Kwabeng project while our management evaluated a more economic and efficient manner in which to extract and process the gold from the mineralized material at this project. Our operations resumed in 2010, which focused primarily on reclamation. As of the date of this Report, operations at our Kwabeng project have not resumed. During the next 12 months, we plan to:

enter into negotiations to contract out the recovery of placer gold operations at this project, as noted above;

advance the development of our Kibi project by carrying out our 2012 drill program; and
acquire further interests in mineral projects by way of acquisition or joint venture participation.

We anticipate that, during 2012, we will spend an aggregate of approximately $6,000,000 comprised of $5,000,000 for exploration expenses in connection with our 2012 drill program of our Kibi project located on the Kibi Gold Belt to identify a potential mineral resource and approximately $1,000,000 for general and administrative expenses, which excludes approximately $500,000 in non-cash expenses.

Our company has historically relied on equity and debt financings to finance its ongoing operations. Existing working capital, possible debt instruments, anticipated warrant exercises, further private placements and anticipated cash flow are expected to be adequate to fund our company’s operations over the next year. During and after 2012, we require additional capital to implement our plan of operations. We anticipate that these funds primarily will be raised through equity and debt financing or from other available sources of financing. If we raise additional funds through the issuance of equity or convertible debt securities, it may result in the dilution in the equity ownership of investors in our common stock. There can be no assurance that additional financing will be available upon acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to take advantage of prospective new opportunities or acquisitions, which could significantly and materially restrict our operations, or we may be forced to discontinue our current projects.

Trends

In 2011, many commodity and stock market indices continued to experience historically high levels of volatility in the face of the global economic uncertainty.

During 2011, the U.S. dollar was generally in decline, primarily from concerns about the level of U.S. government borrowings and the growing U.S. deficit and from the low interest rates offered on U.S. dollar deposits. The EURO also weakened against the Canadian dollar as a result of low interest rates, concerns about the solvency of certain European economies and the level of sovereign debt in those countries. During the six months ended June 30, 2012, the U.S. dollar strengthened against the Ghanaian Cedi and stayed roughly even against the Canadian dollar.

Gold price volatility in 2011 remained high with the price reaching a high of US$1,895 per ounce. During the second quarter of 2012, the gold price continued to increase and to be volatile, reaching a high of $1,677.50 per ounce on April 2, 2012 during the June 2012 quarter. The average market price for the second quarter of 2012 was $1,610.76 per ounce and for the second quarter of 2011 was U.S.$1,543.00 per ounce. The tone for the precious metals market in the near future will depend on whether the U.S. dollar will be supported, and if the central banks will continue to maintain interest rates at low levels to support economic growth. The continued global easing of monetary policy could lead to higher inflation and further U.S. dollar depreciation in the coming years. This dollar depreciation could have a positive impact on gold prices in the future and the long–term upward trend in prices may continue. Conversely, subdued inflation rates and the recovering global economy could put downward pressure on the gold price in the future. Additionally, recent events in Europe could continue to have a positive effect on the gold price.

Overall, a lower U.S. dollar should lead to higher costs in U.S.dollar terms to identify and explore for gold but could be more than offset by higher gold prices, resulting in greater interest in gold exploration companies. Conversely, if the U.S. dollar strengthens, interest in the gold exploration sector could be reduced.

Results of Operations

Summary of Quarterly Results

		Basic and Diluted Income
	Net Income (Loss)	(Loss) Per Share
Three Months Ended	$	$

June 30, 2012	(2,804,931)	(0.06)
March 31, 2012	(1,651,833)	(0.04)
December 31, 2011	(1,455,042)	(0.03)
September 30, 2011	(2,014,669)	(0.05)
June 30, 2011	(1,423,584)	(0.03)
March 31, 2011	(431,462)	(0.01)
December 31, 2010	(1,454,847)	(0.04)
September 30, 2010	(563,501)	(0.02)
June 30, 2010	(886,367)	(0.03)
March 31, 2010	(112,198)	(0.00)
December 31, 2009	(433,872)	(0.01)
September 30, 2009	(425,971)	(0.01)

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Our company’s loss for the three months ended June 30, 2012 was $2,804,931 as compared to a net loss of $1,423,584 for the three months ended June 30, 2011, an increase of $1,381,347.

Our company’s basic and diluted loss per share for the three months ended June 30, 2012 was $0.06 compared to a net loss of $0.03 per share for the three months ended June 30, 2011. The weighted average number of shares outstanding was 44,658,703 for the three months ended June 30, 2012 compared to 43,668,909 for the three months ended June 30, 2011. The increase in the weighted average number of shares outstanding can be attributed to the exercise of warrants in the second half of 2011 and of stock options in the first quarter of 2012, partly offset by our repurchase and cancellation of 4,500 shares of common stock pursuant to our normal course issuer bid.

We incurred expenses of $2,351,173 in the three months ended June 30, 2012 as compared to $1,493,374 in the three months ended June 30, 2011, an increase of $857,799. The increase in expenses in the three months ended June 30, 2012 can be primarily attributed to an increase of $528,993 in exploration costs to $1,651,464 as compared to $1,122,471 for the three months ended June 30, 2011 resulting from drilling and other exploration activities conducted at our Kibi project. All exploration costs for the three months ended June 30, 2012 were booked as exploration expenses.

General and administrative expenses (“G&A”) were $623,505 for the three months ended June 30, 2012, as compared to $321,739 for the three months ended June 30, 2011, included consulting fees, stock-based compensation, legal, auditor and regulatory filing fees, travel and promotional expenses. The increase mostly resulted from a non-cash charge of $315,194 as the term to maturity of certain stock options was extended. Other G&A expenses were in line with the previous year. The remaining $65,644 non-cash charge for stock-based compensation in the three months ended June 30, 2012 was in line with the $78,111 in the three months ended June 30, 2011, represented the expense with respect to stock options vested during the period.

Amortization for the three months ended June 30, 2012 was $76,204 as compared to $49,164 for the three months ended June 30, 2011, an increase of $27,040, due to equipment additions in 2011.

Exploration results during the quarter were primarily focused on our Kibi project including drilling of 4,444 meters and trenching of 1,352 meters, while 7,883 drill assays and 758 trenching assays were received from the lab.

Other items totaled a loss of $625,824 for the three months ended June 30, 2012 compared to a loss of $45,345 for the three months ended June 30, 2011. During the three months ended June 30, 2012, our company had a foreign exchange gain of $185,167 compared to a gain of $271,641 in the three months ended June 30, 2011 which loss can be attributed to currency fluctuations. There was no recovery of gold during the three months ended June 30, 2012 as compared to $260,904 for the three months ended June 30, 2011 as efforts in the 2012 quarter were focused on land remediation rather than production. Our company’s portfolio of marketable securities had an unrealized loss of $466,565 in the three months ended June 30, 2012 compared to an unrealized loss of $47,481 in the three months ended June 30, 2011 which loss can be attributed to extreme volatility in the public equity markets this reporting period. Our company had a realized loss of $26,962 in the three month period ended June 30, 2012 from the sale of trading securities as compared to no sales of trading securities in the three months ended June 30, 2011. Other income, primarily derived from dividends and interest earned and other miscellaneous items, reported a gain of $54,572 in the three months ended June 30, 2012 as compared to a gain of $12,873 in the three months ended June 30, 2011.

During the three months ended June 30, 2012, no placer gold operations were conducted. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Our company’s loss for the six months ended June 30, 2012 was $4,456,814 as compared to a net loss of $1,855,046 for the six months ended June 30, 2011, an increase of $2,601,768. Increased exploration spending and a significant G&A non-cash expense related to a change in terms of stock options was partly offset by options receipts from the transfer of exploration rights. Gold recovery was significantly reduced in the first half of 2012 compared to the first half of 2011 as operations were halted in 2012. A gain on sale of equipment was recorded in 2011.

Our company’s basic and diluted loss per share for the six months ended June 30, 2012 was $0.10 compared to net loss of $0.04 per share for the six months ended June 30, 2011. The weighted average number of shares outstanding was 44,663,002 at June 30, 2012 compared to 43,322,266 for the six months ended June 30, 2011. The increase in the weighted average number of shares outstanding can be mostly attributed to the issuance of shares in connection with the conversion of warrants and the exercise of stock options during the period.

Exploration spending for the six months ended June 30, 2012 was $3,845,765 as compared to $2,691,449 for the six months ended June 30, 2011, an increase of $1,154,316. Exploration work was focused primarily on our Kibi project in the six-month period. We drilled 12,984 meters and trenched 1,749 meters.

General and administrative expenses for the six months ended June 30, 2012 were $817,449 as compared to $577,084 for the six months ended June 30, 2011, an increase of $240,365. Most of the 2012 expense reflects a non-cash stock-based compensation charge of $421,491 (6 months to 2011 - $99,422). Consulting and director fees were $110,753, while legal expenses were $87,373. The balance of the general and administrative expense of $197,882 related to rental and office expense, auditor, regulatory and marketing fees.

Amortization for the six months ended June 30, 2012 was $128,530 as compared to $79,566 for the six months ended June 30, 2011, an increase of $48,964. We purchased equipment at a cost of $946,956 in 2011 ($nil in 2012), which increased the comparative expense in 2012.

During the six months ended June 30, 2012, we received 72 ounces of gold from our share of the placer gold operations, all in the first quarter. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects. Our gold receipts, after royalties, generated a profit of $70,557.

Unrealized investment portfolio losses for the six months ended June 30, 2011 were $229,907 as compared to an unrealized loss of $66,990 for the six months ended June 30, 2011, an increase of $162,917. Most of the unrealized loss in 2012 related to a mark-to-market valuation of shares received from property options negotiated with other parties.

Liquidity and Capital Resources

Our activities, principally the exploration and acquisition of properties for gold and other metals, may be financed through joint ventures or through the completion of equity transactions such as equity offerings and the exercise of stock options and warrants. In November 2010, our company issued 8,092,593 common shares for proceeds of $10.8 million and 566,482 broker warrants in conjunction with our initial public offering.

At June 30, 2012, accounts payable and accrued liabilities decreased to $524,768 (December 31, 2011 - $745,860), due to general business payables. Our cash and cash equivalents as at June 30, 2012 were sufficient to pay these liabilities.

At June 30, 2012, we had total cash of $1,517,683 (December 31, 2011 - $4,498,753). Working capital as of June 30, 2012 was $2,459,936 (December 31, 2011 - $6,629,046).

The decrease in cash mostly reflects exploration and administrative spending. During the June 2012 quarter, our company sold $939,832 in tradable securities, including $509,656 of interest-bearing debt instruments.

During the six months ended June 30, 2012, we received (i) a final payment of $135,000 from NCD with respect to our assignment of our interest in the Edum Banso Project; and (ii) $110,000 in connection with the exercise of 110,000 stock options by a consultant of our company.

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

Our common shares, warrants and stock options outstanding as at August 9, 2012, June 30, 2012, and December 31, 2011 were as follows:

	August 9, 2012	June 30, 2012	December31, 2011
Common shares	44,648,417	44,674,717	44,569,217
Warrants	566,482	566,482	566,482
Stock Options	1,957,000	1,957,000	2,067,000
Fully diluted	47,171,899	47,198,199	47,202,699

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

Material Commitments

Save and except for fees payable from time to time (a) to the Minerals Commission for: (i) an extension of an expiry date of a prospecting license (currently $15,000 for each occurrence); (ii) a grant of a mining lease (currently $35,000); (iii) an extension of a mining lease (currently $100,000); (iv) annual operating permits; and (v) the conversion of a reconnaissance license to a prospecting license (currently $20,000); (b) to the EPA for: (i) processing and certificate fees with respect to EPA permits; (ii) the issuance of permits prior to the commencement of any work at a particular concession; or (iii) the posting of a bond in connection with any mining operations undertaken by our company; (c) for a legal obligation associated with our mineral properties for clean up costs when work programs are completed, we are committed to expend an aggregate of less than $500 in connection with annual ground rent and mining permits to enter upon and gain access to the following concessions covered by our company’s mining leases and future reconnaissance and prospecting licenses and such other financial commitments arising out of any approved exploration programs in connection therewith:

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

Cash and cash equivalents

Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of June 30, 2012, there were 566,482 warrants (December 31, 2011 – 566,482) and 1,957,000 stock options (December 31, 2011 – 2,067,000) exercisable into common shares, none of which have been included in the weighted average number of common shares outstanding in either period as these were anti-dilutive.

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

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$1,517,683	$1,517,683	$—	$—
Restricted cash	220,961	220,961	—	—
Trading securities	1,321,989	1,321,989	—	—
Total	$3,060,633	$3,060,633	$—	$—

The fair values of cash and cash equivalents, restricted cash and investments are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of June 30, 2012 and December 31, 2011, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Recently Adopted Accounting Pronouncements

Fair Value Accounting

In May 2011, the ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for our company’s fiscal year beginning January 1, 2012. Our company’s January 1, 2012 adoption of the updated guidance had no impact on our company’s consolidated financial position, results of operations or cash flows.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended June 30, 2012.

Item 1A.	RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

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

Date: August 9, 2012	XTRA-GOLD RESOURCES CORP.
(Registrant)

	By	/s/ Paul Zyla
Paul Zyla
Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross
Principal Financial Officer