Form 10-Q
period 2012-09-30
XTRA-GOLD RESOURCES CORP
filed 2012-11-13
CIK 1288770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2012

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ________________ to ________________

Commission File No. 333-139037

Xtra-Gold Resources Corp.
(Exact name of registrant as specified in its charter)

NEVADA	91-1956240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

357 BAY STREET – SUITE 902
TORONTO, ONTARIO – M5H 2T7 – CANADA
(Address of principal executive offices)

416 366-4227
(Registrant’s telephone number, including area code)

360 Bay Street – Suite 301
Toronto, Ontario – M5H 2V6 – Canada
(Former name, former address and former fiscal year, if changed since last report)

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

[_] Yes        [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as at November 12, 2012
Common stock - $0.001 par value	44,610,917

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)
AS AT

	September 30, 2012	December 31, 2011

ASSETS
Current
Cash and cash equivalents	$1,355,495	$4,498,753
Investment in trading securities, at fair value (cost of $1,054,984 (December 31, 2011 - $1,870,648)) (Note 4)	1,262,466	2,531,644
Due from related party (Note 9)	—	213,872
Receivables and other assets	131,034	130,637
Total current assets	2,748,995	7,374,906
Restricted cash (Note 7)	220,961	220,961
Equipment (Note 5)	1,165,292	1,370,027
Mineral properties (Note 6)	857,422	857,422
TOTAL ASSETS	$4,992,670	$9,823,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$246,347	$745,860

Total current liabilities	246,347	745,860

Asset retirement obligation (Note 7)	183,395	171,395
Total liabilities	429,742	917,255
Stockholders’ equity
Capital stock (Note 8)
Authorized
250,000,000 common shares with a par value of $0.001
Issued and outstanding
44,610,917 common shares (December 31, 2011 – 44,569,217 common shares)	44,611	44,569
Additional paid in capital	28,986,228	28,441,909
Deficit	(1,427,764)	(1,427,764)
Deficit accumulated during the exploration stage	(22,129,468)	(17,646,122)
Total Xtra-Gold Resources Corp. stockholders’ equity	5,473,607	9,412,592
Non-controlling interest	(910,679)	(506,531)
Total stockholders’ equity	4,562,928	8,906,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,992,670	$9,823,316

History and organization of the Company (Note 1)	APPROVED ON BEHALF OF THE BOARD
Continuance of operations (Note 2)
Contingency and commitments (Note 12)
	“Paul Zyla”	“Richard W. Grayston”
	Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Nine Month	Nine Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2012	2011

EXPENSES
Amortization	$789,578	$76,205	$62,469	$204,735	$142,035
Exploration	25,833,536	484,791	1,391,046	4,330,556	4,082,495
General and administrative	8,663,001	236,542	374,280	1,053,991	951,364
Option receipts in excess of property value	(450,000)	—	—	(135,000)	—
Write-off of mineral property	26,000	—	—	—	—
LOSS BEFORE OTHER ITEMS	(34,862,115)	(797,538)	(1,827,795)	(5,454,282)	(5,175,894)

OTHER ITEMS
Foreign exchange gain (loss)	679,719	222,151	(263,026)	113,039	(427,420)
Interest expense	(244,308)	(670)	—	(2,372)	—
Realized gain on sales of trading securities	848,135	585,050	—	593,816	—
Net unrealized loss on trading securities	(239,479)	(56,782)	(110,942)	(286,689)	(177,932)
Other income	1,009,198	12,697	(5,644)	98,468	18,579
Recovery of gold	9,457,246	—	55,394	70,557	1,338,073
Gain on disposal of property or equipment	356,488	—	—	—	260,058
Write-off of investment in trading securities	(25,000)	—	—	—	—
	11,841,999	762,446	(324,218)	586,819	1,011,358

Net loss for the period	(23,020,116)	(35,092)	(2,152,013)	(4,867,463)	(4,164,536)

Net loss attributable to non-controlling interest	910,679	28,591	137,344	404,148	294,821
Net loss attributable to Xtra-Gold Resources Corp.	$(22,109,437)	$(6,501)	$(2,014,669)	$(4,463,315)	$(3,869,715)

Basic and diluted loss attributable to common stockholders per common share		$(0.00)	$(0.05)	$(0.10)	$(0.09)
Basic and diluted weighted average number of common shares outstanding		44,650,362	43,964,595	44,657,090	43,600,303

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Nine Month	Nine Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(23,020,116)	$(35,092)	$(2,152,013)	$(4,867,463)	$(4,164,536)
Items not affecting cash:
Amortization	789,578	76,205	62,469	204,735	142,035
Amortization of deferred financing costs	46,202	—	—	—	—
Accretion of asset retirement obligation	52,262	4,000	4,000	12,000	12,000
Shares issued for services	202,365	—	—	—	—
Stock-based compensation	2,309,089	47,670	191,381	469,161	290,803
Option receipts in excess of property value	(450,000)	—	(340,000)	(135,000)	(340,000)
Unrealized foreign exchange (gain) loss	(404,507)	10,497	(21,019)	(2,551)	11,441
Realized gain on sale of trading securities	(848,135)	(585,050)	—	(593,816)	—
Purchase of trading securities	(13,411,043)	—	(1,493,809)	(83,157)	(1,493,809)
Proceeds on sale of trading securities	13,819,269	577,295	—	1,662,013	—
Unrealized loss on trading securities	239,479	56,782	110,942	286,689	177,932
Gain on disposal of property or equipment	(356,488)	—	—	—	(260,058)
Write-off of mineral property	26,000	—	—	—	—
Expenses paid by stockholders	2,700	—	—	—	—
Write-off of investment in trading securities	25,000	—	—	—	—
Changes in non-cash working capital items:
(Increase) decrease in receivables and other	(122,659)	(4,082)	9,273	213,475	(2,289)
Increase (decrease) in accounts payable and accrued liabilities	235,654	(278,422)	31,814	(499,513)	(107,076)
Increase in due to related party	50,000	18,080	—	—	—
Net cash used in operating activities	(20,815,350)	(112,117)	(3,596,962)	(3,333,427)	(5,733,557)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	900,000	—	—	—	—
Deferred financing costs	(46,202)	—	—	—	—
Repurchase of capital stock	(219,831)	(50,071)	—	(54,831)	—
Issuance of capital stock, net of financing costs	22,719,711	—	218,675	110,000	1,494,739
Net cash provided by (used in) financing activities	23,353,678	(50,071)	218,675	55,169	1,494,739

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Cumulative
	amounts from
	the beginning
	of the
	exploration
	stage on
	January 1,	Three Month	Three Month	Nine Month	Nine Month
	2003 to	Period Ended	Period Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2012	2011

Continued

CASH FLOWS FROM INVESTING
ACTIVITIES
Acquisition of equipment	$(1,835,129)	$—	(155,671)	$—	$(1,005,467)
Deposit on equipment	(151,506)	—	—	—	—
Restricted cash	(220,961)	—	—	—	(961)
Oil and gas property expenditures	(250,137)	—	—	—	—
Acquisition of cash on purchase of subsidiary	11,510	—	—	—	—
Acquisition of subsidiary	(25,000)	—	—	—	—
Option payment received	660,000	—	100,000	135,000	525,000
Proceeds on disposal of assets	628,390	—	—	—	288,000
Net cash provided by (used in) investing activities	(1,182,833)	—	(55,671)	135,000	(193,428)

Change in cash and cash equivalents during the period	1,355,495	(162,188)	(3,433,958)	(3,143,258)	(4,432,246)

Cash and cash equivalents, beginning of the period	—	1,517,683	9,097,834	4,498,753	10,096,122

Cash and cash equivalents, end of the period	$1,355,495	$1,355,495	$5,663,876	$1,355,495	$5,663,876

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in U.S. Dollars)
(unaudited)

	Common Stock					Deficit
						Accumulated
			Additional		Non-	During the
	Number		Paid in		Controlling	Exploration
	of Shares	Amount	Capital	Deficit	Interest	Stage	Total
Balance, December 31, 2010	42,961,179	$42,961	$26,089,803	$(1,427,764)	$(36,361)	$(12,321,365)	$12,347,274
Conversion of warrants at $1.50 per share	768,874	769	1,152,542	—	—	—	1,153,311
Conversion of warrants at $1.00 per share	839,164	839	838,325	—	—	—	839,164
Stock-based compensation	—	—	361,239	—	—	—	361,239
Loss for the year	—	—	—	—	(470,170)	(5,324,757)	(5,794,927)
Balance, December 31, 2011	44,569,217	$44,569	$28,441,909	$(1,427,764)	$(506,531)	$(17,646,122)	$8,906,061
January, 2012 – Exercise of options at $1.00 per share	110,000	110	109,890	—	—	—	110,000
Repurchase of shares	(68,300)	(68)	(34,732)	—	—	(20,031)	(54,831)
Stock-based compensation	—	—	469,161	—	—	—	469,161
Loss for the period	—	—	—	—	(404,148)	(4,463,315)	(4,867,463)
Balance, September 30, 2012	44,610,917	$44,611	$28,986,228	$(1,427,764)	$(910,679)	$(22,129,468)	$4,562,928

The accompanying notes are an integral part of these consolidated financial statements.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

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

The Company is in the early stages of exploration and as is common with any exploration company, it raises financing for its exploration and acquisition activities. The Company has incurred a loss of $4,463,315 for the nine month-period ended September 30, 2012 and has accumulated a deficit during the exploration stage of $22,109,437. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, which is typical for junior exploration companies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management of the Company (“Management”) is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations. At September 30, 2012, the Company has working capital of $2,502,648, which would not be sufficient to fund the current level of operations for a period greater than 12 months. The Company’s discretionary exploration activities do have considerable scope for flexibility in terms of the amount and timing of exploration expenditures, and expenditures may be adjusted accordingly if required.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

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

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, the Company uses the treasury stock method and the if converted method. As of September 30, 2012, there were 566,482 warrants (December 31, 2011 – 566,482) and 1,957,000 stock options (December 31, 2011 – 2,067,000) outstanding which have not been included in the weighted average number of common shares outstanding as these were anti-dilutive.

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
September 30, 2012

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value of financial assets and liabilities (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$1,355,495	$1,355,495	$—	$—
Restricted cash	220,961	220,961	—	—
Trading securities	1,262,466	1,262,466	—	—
Total	$2,838,922	$2,838,922	$—	$—

The fair values of cash and cash equivalents, restricted cash and investments are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2012 and December 31, 2011, the Company has exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

4.	INVESTMENTS IN TRADING SECURITIES

At September 30, 2012, the Company held investments classified as held for trading, which consisted of various equity securities and interest bearing debt instruments. All held for trading investments are carried at fair value. As of September 30, 2012, the fair value of investments was $1,262,466 (December 31, 2011 – $2,531,644).

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

4.	INVESTMENTS IN TRADING SECURITIES (cont’d…)

The following table summarizes the fair value of the Company’s investments.

	Investments
	September 30, 2012	December 31, 2011

Trading securities	$1,262,466	$2,022,079
Interest bearing debt instruments	—	509,565
	$1,262,466	$2,531,644

5.	EQUIPMENT

	September 30, 2012			December 31, 2011
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

Furniture and equipment	$8,358	$8,049	$309	$8,358	$6,549	$1,809
Computer equipment	20,274	19,878	396	20,274	18,666	1,608
Exploration equipment	1,464,478	522,279	942,199	1,464,478	379,843	1,084,635
Vehicles	333,989	111,601	222,388	333,989	52,014	281,975
	$1,827,099	$661,807	$1,165,292	$1,827,099	$457,072	$1,370,027

6.	MINERAL PROPERTIES

	September 30, 2012	December 31, 2011

Acquisition costs	$1,607,729	$1,607,729
Asset retirement obligation (Note 7)	131,133	131,133
Option payment received	(881,440)	(881,440)
Total	$857,422	$857,422

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
September 30, 2012

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
September 30, 2012

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

During August 2011, the Company assigned its interest in the Edum Banso Project to Discovery Gold Corporation (DCGD - previously Norman Cay Development Inc.) for a cash payment of $125,000, 1,000,000 DCGD shares, valued at $260,000 at the date of issuance, and an option payment of $135,000 payable in six months from the date of assignment of the option interest. If DCGD did not exercise its six-month option the Project reverted to the Company. Of the payments received, $20,000 reduced the carrying value of the Edum Banso Project on the balance sheet and the balance reduced exploration spending in the third quarter of 2011. A $25,000 finder’s fee was paid to introduce the Company to DCGD and this fee reduced the gain recorded in the statement of operations.

During the three month period ended March 31, 2012, DCGD paid a final option payment of $135,000 to the Company.

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

7.	ASSET RETIREMENT OBLIGATION

	September 30, 2012	December 31, 2011

Balance, beginning of period	$171,395	$155,395
Accretion expense	12,000	16,000
Balance, end of period	$183,395	$171,395

The Company has a legal obligation associated with its mineral properties for clean up costs when work programs are completed.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

7.	ASSET RETIREMENT OBLIGATION (cont’d…)

The undiscounted amount of cash flows, required over the estimated reserve life of the underlying assets, to settle the obligation, adjusted for inflation, is estimated at $220,000 (2011 - $220,000). The obligation was calculated using a credit- adjusted risk free discount rate of 10% and an inflation rate of 2%. It is expected that this obligation will be funded from general Company resources at the time the costs are incurred. The Company has been required by the Ghanaian government to post a bond of $220,961 which has been recorded in restricted cash with accrued interest ($220,961 at September 30, 2012).

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

During the nine month period ended September 30, 2012, 68,300 common shares were repurchased for $54,831 and cancelled.

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

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

8.	CAPITAL STOCK (cont’d…)

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

Escrow Shares

A total of 267,500 shares (the “Escrow Shares”) were deposited into escrow at the time of listing of the Company’s shares on the Toronto Stock Exchange on November 23, 2010 (the “Listing Date”), following completion of the IPO. The Escrow Shares are released from escrow as to (a) 1/4 of the Escrow Shares on the Listing Date; (b) 1/3 of the remaining Escrow Shares, six months after the Listing Date; (c) 1/2 of the remaining Escrow Shares, 12 months after the Listing Date; and (d) the remaining Escrow Shares, 18 months after the Listing Date. As of September 30, 2012, there were no Escrow Shares held in escrow (December 31, 2011 – 66,875).

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

At September 30, 2012, the following stock options were outstanding:

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

8.	CAPITAL STOCK (cont’d…) Stock options (cont’d…)

Number of	Exercise	Expiry Date
Options	Price

108,000	$0.75	June 7, 2013
42,000	$1.00	June 7, 2013
100,000	$1.85	July 1, 2014
324,000	$0.70	May 1, 2016
270,000	$0.75	March 5, 2017
162,000	$0.75	March 12, 2017
108,000	$1.00	January 25, 2020
216,000	$1.00	February 1, 2020
228,000	$1.00	June 1, 2020
90,000	$1.15	July 1, 2020
56,000	$1.98	February 15, 2021
145,000	$1.95	March 1, 2021
108,000	$1.85	June 10, 2021

Stock option transactions and the number of stock options outstanding are summarized as follows:

	September 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Outstanding, beginning of period	2,067,000	$1.07	1,788,000	$0.88
Granted	—	—	409,000	1.90
Exercised	(110,000)	$1.00	—	—
Cancelled/Expired	—	—	(130,000)	1.05

Outstanding, end of period	1,957,000	$1.08	2,067,000	$1.07

Exercisable, end of period	1,808,000	$1.04	1,749,500	$0.99

The aggregate intrinsic value for options vested as of September 30, 2012 is approximately $123,860 (December 31, 2011 - $452,250) and for total options outstanding is approximately $123,860 (December 31, 2011 - $758,750).

No stock options were granted during the nine month period ended September 30, 2012. Certain option maturity terms were extended during the period and a non-cash charge of $315,194, reflecting an increase in the expected term to exercise from three years to five years, was booked in the September 2012 quarter. Other significant Black Scholes valuations assumptions regarding the charge include interest at 1.75%, no expected dividends, volatility of 75% and market price at September 30, 2012 of $0.87.

Warrants

At September 30, 2012, the following warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
566,482	$1.33	November 23, 2012

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

8.	CAPITAL STOCK (cont’d…)

Warrants (cont’d…)

Warrant transactions and the number of warrants outstanding are summarized as follows:

	September 30, 2012		December 31, 2011
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, beginning of period	566,482	$1.33	2,439,320	$1.29
Issued	—	-	—	—
Exercised	—	—	(1,608,038)	1.24
Expired	—	—	(264,800)	1.49
Outstanding, end of period	566,482	$1.33	566,482	$1.33

9.	RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2012 and September 30, 2011, the Company entered into the following transactions with related parties:

	Nine months	Nine months
	September 30, 2012	September 30, 2011

Consulting fees paid or accrued to officers or their companies	$278,991	$300,577
Directors’ fees	$25,448	$25,970

Stock option grants to officers and directors	—	223,000
Stock option grant price range	$—	$1.90

An amount of $nil was due from a company with two directors in common (December 31, 2011 - $213,872).

The amounts charged to the Company for the services provided have been determined by negotiation among the parties. These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative amounts
	from the beginning of
	the exploration stage
	on January 1, 2003 to
	September 30, 2012	September 30, 2012	September 30, 2011

Cash paid during the period for:
Interest	$244,308	$2,372	$—
Income taxes	$—	$—	$—

There were no significant non-cash transactions during the nine-month period ended September 30, 2012.

XTRA-GOLD RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Expressed in U.S. Dollars)
September 30, 2012

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

The significant non-cash transaction during the nine months ended September 30, 2011 was the receipt of 1,000,000 Buccaneer common shares per the 2011 LOI valued at $411,440.

11.	SEGMENTED INFORMATION

The Company has one reportable segment, being the exploration and development of resource properties.

Geographic information is as follows:

	September 30, 2012	December 31, 2011

Cash and restricted cash:
Canada	$1,185,891	$4,263,201
Ghana	390,565	456,513
Total cash and restricted cash	1,576,456	4,719,714
Capital assets
Canada	705	3,418
Ghana	2,022,009	2,224,031
Total capital assets	2,022,714	2,227,449
Total	$3,599,170	$6,947,163

12.	CONTINGENCY AND COMMITMENTS

a)

The Company leases 1,163 square feet for its corporate office located at Suite 301, 360 Bay Street, Toronto, Ontario. The lease has a 66 month term which terminates October 31, 2012, at approximately CAD$4,392 (USD$4,319) per month.

b)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of the consolidated financial statements and results of operations of Xtra-Gold Resources Corp. (“Xtra-Gold” or “our company”) for the nine months ended September 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the related notes to our company’s consolidated financial statements and other information presented elsewhere in this Report. The following discussion contains forward-looking statements that reflect Xtra-Gold’s plans, estimates and beliefs. Our company’s actual results could differ materially from those discussed in the forward-looking statements set out herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and as contained elsewhere in this Report. Our company’s consolidated unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Highlights

During the quarter, we announced results from our 2012 drill program on our Kibi project, including:

45 meters at 2.20 g/t gold (August 21)

36 meters at 2.85 g/t gold (August 21)

Used $162,188 cash in the quarter

Cash of $1,355,495 at September 30, 2012

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

During 2011, the U.S. dollar was generally in decline, primarily from concerns about the level of U.S. government borrowings and the growing U.S. deficit and from the low interest rates offered on U.S. dollar deposits. The EURO also weakened against the Canadian dollar as a result of low interest rates, concerns about the solvency of certain European economies and the level of sovereign debt in those countries. During the nine months ended September 30, 2012, the U.S. dollar strengthened against the Ghanaian Cedi and stayed roughly even against the Canadian dollar.

Gold price volatility in 2011 remained high with the price reaching a high of $1,895 per ounce. During the third quarter of 2012, the gold price continued to increase and to be volatile, reaching a high of $1,784.50 per ounce on September 21, 2012 during the September 2012 quarter. The average market price for the third quarter of 2012 was $1,650.43 per ounce and for the third quarter of 2011 was $1,700.16 per ounce. The tone for the precious metals market in the near future will depend on whether the U.S. dollar will be supported, and if the central banks will continue to maintain interest rates at low levels to support economic growth. The continued global easing of monetary policy could lead to higher inflation and further U.S. dollar depreciation in the coming years. This dollar depreciation could have a positive impact on gold prices in the future and the long–term upward trend in prices may continue. Conversely, subdued inflation rates and the recovering global economy could put downward pressure on the gold price in the future. Additionally, recent events in Europe could continue to have a positive effect on the gold price.

Overall, a lower U.S. dollar should lead to higher costs in U.S. dollar terms to identify and explore for gold but could be more than offset by higher gold prices, resulting in greater interest in gold exploration companies. Conversely, if the U.S. dollar strengthens, interest in the gold exploration sector could be reduced.

Results of Operations

Summary of Quarterly Results

		Basic and Diluted Income
	Net Income (Loss)	(Loss) Per Share
Three Months Ended	$	$

September 30, 2012	(6,501)	(0.00)
June 30, 2012	(2,804,931)	(0.06)
March 31, 2012	(1,651,833)	(0.04)
December 31, 2011	(1,455,042)	(0.03)
September 30, 2011	(2,014,669)	(0.05)
June 30, 2011	(1,423,584)	(0.03)
March 31, 2011	(431,462)	(0.01)
December 31, 2010	(1,454,847)	(0.04)
September 30, 2010	(563,501)	(0.02)
June 30, 2010	(886,367)	(0.03)
March 31, 2010	(112,198)	(0.00)
December 31, 2009	(433,872)	(0.01)

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Our company’s loss for the three months ended September 30, 2012 was $6,501 as compared to a net loss of $2,014,669 for the three months ended September 30, 2011, reduction in the quarterly loss of $2,008,168.

Our company’s basic and diluted loss per share for the three months ended September 30, 2012 was $0.00 compared to a net loss of $0.05 per share for the three months ended September 30, 2011. The weighted average number of shares outstanding was 44,650,362 for the three months ended September 30, 2012 compared to 43,964,595 for the three months ended September 30, 2011. The increase in the weighted average number of shares outstanding can be attributed to the exercise of warrants in the second half of 2011 and of stock options in the first quarter of 2012, partly offset by our repurchase and cancellation of 68,300 shares of common stock during 2012 pursuant to our normal course issuer bid.

We incurred expenses of $797,538 in the three months ended September 30, 2012 as compared to $1,827,795 in the three months ended September 30, 2011, a decrease of $1,030,257. The decrease in expenses in the three months ended September 30, 2012 can be primarily attributed to a decrease of $906,255 in exploration costs to $484,791 as compared to $1,391,046 for the three months ended September 30, 2011 as activities were significantly reduced in Q3 2012 to conserve the remaining cash. All exploration costs for the three months ended September 30, 2012 were booked as exploration expenses.

General and administrative expenses (“G&A”) were $236,542 for the three months ended September 30, 2012, as compared to $374,280 for the three months ended September 30, 2011, included consulting fees, stock-based compensation, legal, auditor and regulatory filing fees, travel and promotional expenses. The decrease mostly resulted from a reduction in the non-cash charge of $143,711 related to the stock option expense. Other G&A expenses were in line with the previous year.

Amortization for the three months ended September 30, 2012 was $76,205 as compared to $62,469 for the three months ended September 30, 2011, an increase of $13,736, due to equipment additions in 2011.

Exploration efforts during the quarter focused primarily on drill target generation on our Kibi project with 1,360 meters of trenching conducted on priority gold-in-soil anomalies and geological targets, and 1,393 trench assays received from the laboratory.

Other items totaled a gain of $762,446 for the three months ended September 30, 2012 compared to a loss of $324,218 for the three months ended September 30, 2011. During the three months ended September 30, 2012, our company had a foreign exchange gain of $222,151 compared to a loss of $263,026 in the three months ended September 30, 2011 which loss can be attributed to currency fluctuations. There was no recovery of gold during the three months ended September 30, 2012 as compared to $55,394 for the three months ended September 30, 2011 as efforts in the 2012 quarter were focused on land remediation rather than production. Our company’s portfolio of marketable securities had a realized gain of $585,050 on the sale of some securities and an unrealized gain of $56,782 in the three months ended September 30, 2012 compared to an unrealized loss of $110,942 in the three months ended September 30, 2011. Other income, primarily derived from dividends and interest earned and other miscellaneous items, reported a gain of $12,697 in the three months ended September 30, 2012 as compared to a loss of $5,644 in the three months ended September 30, 2011.

During the three months ended September 30, 2012, no placer gold operations were conducted. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects.

Nine Months Ended September30, 2012 Compared to the Nine Months Ended September 30, 2011

Our company’s loss for the nine months ended September 30, 2012 was $4,867,463 as compared to a net loss of $4,164,536 for the nine months ended September 30, 2011, an increase of $702,927. Gold recovery was significantly reduced in the nine-month period of 2012 compared to the nine-month period of 2011 as operations were halted in 2012, generating the greatest change in year-over-year profitability. Foreign exchange created the next largest change. Increased exploration spending and a significant G&A non-cash expense related to a change in terms of stock options was partly offset by options receipts from the transfer of exploration rights. A gain on sale of equipment was recorded in 2011.

Our company’s basic and diluted loss per share for the nine months ended September 30, 2012 was $0.10 compared to net loss of $0.09 per share for the nine months ended September 30, 2011. The weighted average number of shares outstanding was 44,657,090 at September 30, 2012 compared to 43,600,303 for the nine months ended September 30, 2011. The increase in the weighted average number of shares outstanding can be mostly attributed to the issuance of shares in connection with the conversion of warrants and the exercise of stock options during the period, partly offset by share buybacks in 2012.

Exploration spending for the nine months ended September 30, 2012 was $4,330,556 as compared to $4,082,495 for the nine months ended September 30, 2011, an increase of $248,061. Exploration work was focused primarily on our Kibi project in the nine-month period.

General and administrative expenses for the nine months ended September 30, 2012 were $1,053,991 as compared to $951,364 for the nine months ended September 30, 2011, an increase of $102,627. Most of the 2012 expense increase reflects a non-cash stock-based compensation charge of $469,161 (nine months to 2011 - $290,803). Consulting and director fees were $168,409, while legal expenses were $122,009. The balance of the general and administrative expense of $294,412 related to auditor, regulatory, rental and office expense, and marketing fees.

Amortization for the nine months ended September 30, 2012 was $204,735 as compared to $142,035 for the nine months ended September 30, 2011, an increase of $62,700. We purchased equipment at a cost of $1,005,467 in 2011 ($nil in 2012), which increased the comparative expense in 2012.

During the nine months ended September 30, 2012, we received 72 ounces of gold from our share of the placer gold operations, all in the first quarter. These placer gold operations have been contracted to local Ghanaian groups which pay a portion of their gold receipts to us for the right to work on our projects. We pay all government royalties due on all of the production. This method promotes the local economy while avoiding illegal workings on our projects. Our gold receipts, after royalties, generated a profit of $70,557.

Unrealized investment portfolio losses for the nine months ended September 30, 2012 were $286,689 as compared to an unrealized loss of $177,932 for the nine months ended September 30, 2011, an increase of $108,757. Most of the unrealized loss in 2012 related to a mark-to-market valuation of shares received from property options negotiated with other parties. Realized gains on sales of trading securities of $593,816 were realized in the first nine months of 2012 (nil in first nine months of 2011).

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

At September 30, 2012, accounts payable and accrued liabilities decreased to $246,347 (December 31, 2011 - $745,860), due to reduced exploration activity. Our cash and cash equivalents as at September 30, 2012 were sufficient to pay these liabilities.

At September 30, 2012, we had total cash of $1,355,495 (December 31, 2011 - $4,498,753). Working capital as of September 30, 2012 was $2,502,648 (December 31, 2011 - $6,629,046).

The decrease in cash mostly reflects exploration and administrative spending. During the September 2012 quarter, our company received proceeds of $577,295 for sales of tradable securities.

During the nine months ended September 30, 2012, we received (i) a final payment of $135,000 from NCD with respect to our assignment of our interest in the Edum Banso Project; and (ii) $110,000 in connection with the exercise of 110,000 stock options by a consultant of our company.

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

Our common shares, warrants and stock options outstanding as at November 12, 2012, September 30, 2012, and December 31, 2011 were as follows:

	November 12, 2012	September 30, 2012	December 31, 2011
Common shares	44,610,917	44,610,917	44,569,217
Warrants	566,482	566,482	566,482
Stock Options	1,957,000	1,957,000	2,067,000
Fully diluted	47,134,399	47,134,399	47,202,699

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

Cash and cash equivalents

Our company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, cash and cash equivalents consisted of cash held at financial institutions and highly liquid investments with original maturities of less than three months.

Loss per share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. To calculate diluted loss per share, our company uses the treasury stock method and the if converted method. As of September 30, 2012, there were 566,482 warrants (December 31, 2011 – 566,482) and 1,957,000 stock options (December 31, 2011 – 2,067,000) exercisable into common shares, none of which have been included in the weighted average number of common shares outstanding in either period as these were anti-dilutive.

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

			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$1,355,495	$1,355,495	$—	$—
Restricted cash	220,961	220,961	—	—
Trading securities	1,262,466	1,262,466	—	—
Total	$2,838,922	$2,838,922	$—	$—

The fair values of cash and cash equivalents, restricted cash and investments are determined through market, observable and corroborated sources.

Concentration of credit risk

The financial instrument which potentially subjects our company to concentration of credit risk is cash. Our company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of September 30, 2012 and December 31, 2011, our company has exceeded the federally insured limit. Our company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of September 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the foregoing, neither our company nor any of our subsidiaries was a party or of which any of our property was the subject in any material pending legal proceedings that exceeds 10% of our current assets and our subsidiaries on a consolidated basis during the quarter ended September 30, 2012.

Item 1A. RISK FACTORS

Xtra-Gold is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, our company is not required to provide the information required by this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2012.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

Item 5. OTHER INFORMATION

Xtra-Gold entered into an office space lease with Dundeal Summer 2011 Collection (GP) Inc. dated October 18, 2012 for a rentable area of 881 square feet (the “Lease”) at Suite 902, 357 Bay Street, Toronto, Ontario, which will serve as our company’s principal executive offices.  The Lease is for a five year term commencing on November 1, 2012.  The monthly rent payable is $3,708 (CAD$3,680) and is comprised of basic rent, additional rent (including our share of realty taxes and operating costs, utilities and additional services) and applicable taxes.  A copy of the Lease has been included as an exhibit to this Report.

Item 6. EXHIBITS

Exhibits

The following documents are included as exhibits to this Report. Exhibits incorporated by reference are so indicated.

Exhibit No.	Description of Document
10.65	Lease of office space at Suite 902, 357 Bay Street, Toronto, Ontario
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2012	XTRA-GOLD RESOURCES CORP.
(Registrant)

	By	/s/ Paul Zyla
Paul Zyla
Principal Executive Officer

	By	/s/ John Charles Ross
John Charles Ross
Principal Financial Officer